Form 10QSB
period 2005-11-30
Shea Development Corp.
filed 2006-01-12
CIK 1343101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange

Act of 1934 For the transition period to ------------------ -------------------- Commission File Number 333-130011 -----------------

SHEA DEVELOPMENT CORP.

(Exact name of small Business Issuer as specified in its charter)

          Nevada                                         Applied For

---------------------------------                     --------------------------------

(State or other jurisdiction of              (IRS Employer Identification No.)

 incorporation or organization)

470 Granville Street, Suite 334

Vancouver, BC, Canada                                 V6C 1V5

----------------------------------------               --------------------------------

(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code: (604) 688-2615

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,100,000 shares of $0.001 par value common stock outstanding as of November 30, 2005.

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2005
(Stated in U.S. Dollars)

(Unaudited)

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U. S. Dollars)

	November 30,	August 31,
	2005 (unaudited)	2005 (audited)

Assets

Current Assets
Cash	$ 35,145	$ 35,215

Total Assets	$ 35,145	$ 35,215

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$ 7,021	$ 3,000

Total Liabilities	7,021	3,000

Commitment (Note 3)
Contingency (Note 6)
Stockholders’ Equity

Common Stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
8,100,000 shares issued and outstanding	8,100	8,100
Additional Paid-in Capital	32,700	32,700
Donated Capital (Note 4)	8,000	5,000
Deficit Accumulated During The Exploration Stage	(20,676)	(13,585)

Total Stockholders’ Equity	28,124	32,215

Total Liabilities and Stockholders’ Equity	$ 35,145	$ 35,215

GOING CONCERN (Note 1)

CONTINGENCY (Note 6)

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Stated in U. S. Dollars)

	Three months ended November 30	From February 18, 2005 (Inception) to August 31,	From February 18, 2005 (Inception) to November 30,
	2005	2005	2005
	(unaudited)	(audited)	(unaudited)

Expenses

Incorporation costs	-	500	500
Management services (Note 4)	3,000	5,000	8,000
Mineral exploration costs	871	4,296	5,167
Mineral property costs	-	235	235
Office and rent (Note 4)	720	554	1,304
Professional fees	2,500	3,000	5,500

Total Expenses	7,091	13,585	20,676

Net Loss For The Period	$ (7,091)	$ (13,585)	$ (20,676)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding	8,100,000	3,756,000	-

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Stated in U. S. Dollars)

	Three months ended November 30	From February 18, 2005 (Inception) to August 31,	From February 18, 2005 (Inception) to November 30,
	2005	2005	2005
	(unaudited)	(audited)	(unaudited)

Operating Activities

Net loss for the period	$ (7,091)	$ (13,585)	$ (20,676)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management services	3,000	5,000	8,000

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	4,021	3,000	7,021

Net Cash Used in Operating Activities	(70)	(5,585)	(5,585)

Financing Activities

Proceeds on sale of common stock	-	40,800	40,800

Net Cash From Financing Activities	-	40,800	40,800

Increase (Decrease) in Cash	(70)	35,215	35,215

Cash, Beginning of Period	35,215	–	–

Cash, End of Period	$ 35,145	$ 35,215	$ 35,215

Non-cash Investing and Financing Activities	–	–	–

Supplemental Disclosure
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from February 18, 2005 (Inception) to November 30, 2005

(Stated in U.S. Dollars)

			Additional		Deficit Accumulated During the
	Common Shares		Paid-in	Donated	Exploration
	Number	Par Value	Capital	Capital	Stage	Total

Balance, February 18, 2005 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –
Shares issued for cash
– March, 2005 at $0.001	5,800,000	5,800	–	–	–	5,800
– April, 2005 at $0.01	2,000,000	2,000	18,000	–	–	20,000
– July, 2005 at $0.05	300,000	300	14,700	–	–	15,000
Donated management services	–	–	–	5,000	–	5,000
Net loss for the period	–	–	–	–	(13,585)	(13,585)
Balance, August 31, 2005 (audited)	8,100,000	8,100	32,700	5,000	(13,585)	32,215

Donated management services	–	–	–	3,000	–	3,000
Net loss for the period	–	–	–	–	(7,091)	(7,091)
Balance, November 30, 2005 (unaudited)	8,100,000	$ 8,100	$ 32,700	$ 8,000	$ (20,676)	$ 28,124

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2005

(Stated in U.S. Dollars)

(unaudited)

1.

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $30,176 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended August 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is August 31. ***

b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c)

Mineral Property Costs

The Company has been in the exploration stage since its formation on February 18, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

d)

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short-term maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

f)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.  In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.  To August 31, 2005 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

i)

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

l)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.  SFAS 123(R) is effective for all interim periods beginning after December 15, 2005.  Management is currently evaluating the impact which the adoption of this standard will have on the Company’s financial condition or results of operations, should the Company grant stock options in the future.

In December 2004, the FASB issued SFAS No. 153,  “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

3.

Mineral Properties

The Company has staked three mineral claims of which two are contiguous and are known as the Ferry Creek Property, located in the Liard Mining Division of British Columbia, Canada.  The claims are currently held in held in trust by the President of the Company for the benefit of the Company.

4.

Related Party Balances/Transactions

a)

During the period ended November 30, 2005, the Company paid $300 to the President of the Company for rent of office premises, valued at $100 per month (from February 18, 2005 (inception) to August 31, 2005: $500).

b)

The President of the Company provides management services, accounting, and preparation of the Company’s SB-2. These services are valued at $1,000 per month. During the period ended November 30, 2005 donated services of $3,000 were recognized (from February 18, 2005 (inception) to August 31, 2005: $5,000).

c)

Refer to Note 3.

d)

At November 30, 2005 $1,521 was owing to the Company’s President.  This amount is interest-free, unsecured and has no fixed terms of repayment.

5.

COMMON STOCK

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from February 18, 2005 (Inception) to November 30, 2005, the Company issued 8,100,000 common shares for total cash proceeds of $40,800.

At November 30, 2005, there were no outstanding stock options or warrants.

6.

CONTINGENCY

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance at all times cannot be assured.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one of the exploration program which includes geological mapping, prospecting and geochemical sampling  program on the Ferry Creek claims. We have completed the technical report portion and a visit to the site and anticipate that we will spend an additional $15,000 to complete phase one.

We intend to retain Mr. John Ostler, an independent geological consultant, to undertake the proposed exploration on the property given his familiarity with the property area. We do not have any verbal or written agreement regarding the retention of Mr. Ostler for this exploration program, though he has indicated that if he is available, he is prepared to provide his services. We would prefer to retain Mr. Ostler since he has conducted a review of the information on the specific property site.

We plan to proceed with the exploration program in the April 2006 after the snow/ice thaws and expect this program will take approximately four months to complete. Once this data is collected, it will be analyzed by our president and an independent geologist, who has technical training in the field of geology, in conjunction with the geologist who oversees the program.

As well, we anticipate spending an additional $15,000 on administrative fees, plus fees payable in connection with complying with reporting obligations which may approximate another $10,000

Total expenditures over the next 12 months are therefore expected to be $40,000

We will require additional funding to cover our administrative expenses and planned exploration of the  property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing or loans.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

If we are unable to arrange additional financing or find a joint venture partner for the Ferry Creek claims, our business plan will fail and operations will cease.

Results Of Operations For Period Ending November 30, 2005

We did not earn any revenues during the three-month period ending November 30, 2005. We incurred operating expenses in the amount of $7,091 for the period The major portion consists of donated services by our Company’s President, professional fees and a visit to the claims by the independent geologist.

At November 30, 2005, we had total assets of $35,145, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $7,021.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2005. This evaluation was conducted by our chief executive officer, Iqbal Boga who is also our principal accounting officer.  Mr. Boga is a professional accountant.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended November 30, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 5, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President

Exhibit 31.1

CERTIFICATION

I, Iqbal Boga, President and Principal Financial Officer of Shea Development Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Shea Development Corp.,.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of May 31, 2005 (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 5, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Officer.

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shea Development Corp. (the "Company") on Form 10-QSB for the period ended November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 5, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Office)