Form 10QSB
period 2006-02-28
Shea Development Corp.
filed 2006-04-05
CIK 1343101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 28, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,100,000 shares of $0.001 par value common stock outstanding as of April 5, 2006.

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2006
(Stated in U.S. Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U. S. Dollars)

	February 28,	August 31,
	2006 (unaudited)	2005 (audited)

Assets

Current Assets
Cash	$ 31,854	$ 35,215

Total Assets	$ 31,854	$ 35,215

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$11,650	$ 3,000

Total Liabilities	11,650	3,000

Contingency (Note 6)

Stockholders’ Equity

Common Stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
8,100,000 shares issued and outstanding (August 31, 2005-8,100,000)	8,100	8,100
Additional Paid-in Capital	32,700	32,700
Donated Capital (Note 4)	11,000	5,000
Deficit Accumulated During The Exploration Stage	(31,596)	(13,585)

Total Stockholders’ Equity	20,204	32,215

Total Liabilities and Stockholders’ Equity	$ 31,854	$ 35,215

GOING CONCERN (Note 1)

CONTINGENCY (Note 6)

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in U. S. Dollars)

	Three months ended February 28	Six months ended February 28	From February 18, 2005 (Inception) to February 28,
	2006	2006	2006
	(unaudited)	(unaudited)	(unaudited)

Expenses

Incorporation costs	$ -	$ -	$ 500
Management services (Note 4)	3,000	6,000	11,000
Mineral exploration costs	-	871	5,167
Mineral property costs	-	-	235
Office, filing fees and rent (Note 4)	1,827	2,547	3,101
Professional fees	5,850	8,350	11,350
Travel	243	243	243

Total Expenses	10,920	18,011	31,596

Net Loss	$ (10,920)	$ (18,011)	$ (31,596)

Basic and Diluted Net Loss Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	8,100,000	8,100,000

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in U. S. Dollars)

	Six months ended February 28	From February 18, 2005 (Inception) to February 28,
	2006	2006
	(unaudited)	(unaudited)

Operating Activities

Net loss	$ (18,011)	$ (31,596)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management services	6,000	11,000

Non cash changes in operating assets and liabilities

Accounts payable and accrued liabilities	8,650	11,650

Net Cash Used in Operations	(3,361)	(8,946)

Financing Activities

Proceeds on sale of common stock	-	40,800

Net Cash From Financing Activities	-	40,800

Increase (Decrease) in Cash	(3,361)	31,854

Cash, Beginning	35,215	–

Cash, End	$ 31,854	$ 31,854

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

 The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from February 18, 2005 (Inception) to February 28, 2006

(Stated in U.S. Dollars)

			Additional		Deficit Accumulated During the
	Common Shares		Paid-in	Donated	Exploration
	Number	Par Value	Capital	Capital	Stage	Total

Balance, February 18, 2005 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –
Shares issued for cash
– March, 2005 at $0.001	5,800,000	5,800	–	–	–	5,800
– April, 2005 at $0.01	2,000,000	2,000	18,000	–	–	20,000
– July, 2005 at $0.05	300,000	300	14,700	–	–	15,000
Donated management services	–	–	–	5,000	–	5,000
Net loss	–	–	–	–	(13,585)	(13,585)
Balance, August 31, 2005 (audited)	8,100,000	8,100	32,700	5,000	(13,585)	32,215

Donated management services	–	–	–	6,000	–	6,000
Net loss	–	–	–	–	(18,011)	(18,011)
Balance, February 28, 2006 (unaudited)	8,100,000	$ 8,100	$ 32,700	$ 11,000	$ (31,596)	$ 20,204

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2006

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

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,596 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended August 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

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

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2006

(Stated in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2006

(Stated in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

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

The Company has elected to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.  In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.  To February 28, 2006 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

j)

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

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2006

(Stated in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

3.

Mineral Properties

The Company has staked three mineral claims of which two are contiguous and are known as the Ferry Creek Property, located in the Liard Mining Division of British Columbia, Canada.  The claims are currently held in trust by the President of the Company for the benefit of the Company.

4.

Related Party Transactions

a)

During the period ended February 28, 2006, the Company paid $600 (2005-Nil) to the President of the Company for rent of office premises.

b)

The President of the Company provides management services, accounting, and preparation of the Company’s SB-2. These services are valued at $1,000 per month. During the period ended February 28, 2006 donated services of $6,000 (2005-$Nil) were recognized.

c)

The Company’s Mineral Properties are held in trust by the President (Refer to Note 3).

d)

At February 28, 2006 $300 (2005-Nil) was owing to the Company’s President.  This amount is non-interest bearing, unsecured and has no fixed terms of repayment.

5.

Common stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from February 18, 2005 (Inception) to August 31, 2005, the Company issued 8,100,000 common shares for total cash proceeds of $40,800.

At February 28, 2006, there were no outstanding stock options or warrants.

6.

Contingency

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance at all times cannot be assured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We plan to proceed with the exploration program in the May l 2006 after the snow/ice thaws and expect this program will take approximately four months to complete. Once this data is collected, it will be analyzed by our president and an independent geologist, who has technical training in the field of geology, in conjunction with the geologist who oversees the program.

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

Results Of Operations For Period Ending February 28, 2006

We did not earn any revenues during the six-month period ending February 28, 2006. We incurred operating expenses in the amount of $18,011 for the period The major portion consists of donated services by our Company’s President, professional fees, filing fees and a visit to the claims by the independent geologist.

At February 28, 2006, we had total assets of $31,854 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $11,650.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2006. This evaluation was conducted by our chief executive officer, Iqbal Boga who is also our principal accounting officer.  Mr. Boga is a professional accountant.

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

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2006.

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

DATED: April 5, 2006

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

Dated: April 5, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Officer.

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shea Development Corp. (the "Company") on Form 10-QSB for the period ended February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 5, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Office)