Form 10QSB
period 2006-05-31
Shea Development Corp.
filed 2006-07-21
CIK 1343101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended May 31, 2006

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

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	May 31,	August 31,
	2006 (Unaudited)	2005 (Audited)

Assets

Current Assets
Cash	$ 24,415	$ 35,215

Total Assets	$ 24,415	$ 35,215

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$ 13,544	$ 3,000

Total Liabilities	13,544	3,000

Stockholders’ Equity

Common Stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
8,100,000 shares issued and outstanding (August 31, 2005-8,100,000)	8,100	8,100
Additional Paid-in Capital	32,700	32,700
Donated Capital (Note 4)	14,000	5,000
Deficit Accumulated During The Exploration Stage	(43,929)	(13,585)

Total Stockholders’ Equity	10,871	32,215

Total Liabilities and Stockholders’ Equity	$ 24,415	$ 35,215

GOING CONCERN (Note 1)

CONTINGENCY (Note 6)

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

	Three months ended May 31	Three months ended May 31	Nine months ended May 31	From February 18, 2005 (Inception) to May 31,	From February 18, 2005 (Inception) to May 31,
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses

Consulting fees	$ 1,000	$ -	$ 1,000	$ -	$ 1,000
Incorporation costs	-	500	-	500	500
Management services (Note 4)	3,000	3,000	9,000	3,000	14,000
Mineral exploration costs	-	-	871	-	5,167
Mineral property costs	-	-	-	-	235
Office, filing fees and rent (Note 4)	1,989	323	4,536	323	5,090
Professional fees	6,240	-	14,590	-	17,590
Travel	104	-	347	-	347

Total Expenses	12,333	3,823	30,344	3,823	43,929

Net Loss	$ (12,333)	$ (3,823	$ (30,344)	$ (3,823)	$ (43,929)

Basic and Diluted Net Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	8,100,000	2,350,685	8,100,000	2,350,685

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

	Nine months ended May 31	From February 18, 2005 (Inception) to May 31,	From February 18, 2005 (Inception) to May 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities

Net loss	$ (30,344)	$ (3,823)	$ (43,929)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management services	9,000	3,000	14,000

Non cash changes in operating assets and liabilities

Accounts payable and accrued liabilities	10,544	300	13,544

Net Cash Used in Operations	(10,800)	(523)	(16,385)

Financing Activities

Proceeds on sale of common stock	-	25,800	40,800

Net Cash From Financing Activities	-	25,800	40,800

Increase (Decrease) in Cash	(10,800)	25,277	24,415

Cash, Beginning	35,215	–	–

Cash, Ending	$ 24,415	$ 25,277	$ 24,415

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

 The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from February 18, 2005 (Inception) to May 31, 2006

			Additional		Deficit Accumulated During the
	Common Shares		Paid-in	Donated	Exploration
	Number	Par Value	Capital	Capital	Stage	Total

Balance, February 18, 2005 (Date of Inception)		$ –	$ –	$ –	$ –	$ –
Shares issued for cash
– March, 2005 at $0.001	5,800,000	5,800	–	–	–	5,800
– April, 2005 at $0.01	2,000,000	2,000	18,000	–	–	20,000
– July, 2005 at $0.05	300,000	300	14,700	–	–	15,000
Donated management services		–	–	5,000	–	5,000
Net loss		–	–	–	(13,585)	(13,585)
Balance, August 31, 2005 (Audited)	8,100,000	8,100	32,700	5,000	(13,585)	32,215

Donated management services		–	–	9,000	–	9,000
Net loss		–	–	–	(30,344)	(30,344)
Balance, May 31, 2006 (Unaudited)	8,100,000	$ 8,100	$ 32,700	$ 14,000	$ (43,929)	$ 10,871

The accompanying notes are an integral part of these interim financial statements

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2006

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

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $43,929 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended August 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

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
May 31, 2006

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

f)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company has adopted SFAS No. 52 “Foreign Currency Translation” as of its inception. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SHEA DEVELOPMENT CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2006

2.

Summary of Significant Accounting Policies (continued)

i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)

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

4.

Related Party Transactions

a)

During the period ended May 31, 2006, the Company paid $900 (May 31, 2005-$300) to the President of the Company for rent of office premises.

b)

The President of the Company provides management and accounting services to the Company. These services are valued at $1,000 per month. During the period ended May 31, 2006 donated services of $9,000 (May 31, 2005-$3,000) were recognized.

c)

The Company’s Mineral Properties are held in trust by the President (Refer to Note 3).

d)

At May 31, 2006 $1,304 (August 31, 2005-Nil) was owing to the Company’s President.  This amount is non-interest bearing, unsecured and has no fixed terms of repayment.

5.

Common stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from February 18, 2005 (Inception) to August 31, 2005, the Company issued 8,100,000 common shares for total cash proceeds of $40,800.

At May 31, 2006, there were no outstanding stock options or warrants.

6.

Contingency

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations.  Due to the diversity of these regulations compliance at all times cannot be assured.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We plan to proceed with the exploration program in the later 2006 after the Company has raised funds to proceed with this program which will take approximately four months to complete. Once this data is collected, it will be analyzed by our president and an independent geologist, who has technical training in the field of geology, in conjunction with the geologist who oversees the program.

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

Results Of Operations For Period Ending May 31, 2006

We did not earn any revenues during the nine-month period ending May 31, 2006. We incurred operating expenses in the amount of $30,344 for the period The major portion consists of donated services by our Company’s President, professional fees, filing fees and a visit to the claims by the independent geologist.

At May 31, 2006, we had total assets of $24,415 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $13,544.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2006. This evaluation was conducted by our chief executive officer, Iqbal Boga who is also our principal accounting officer.  Mr. Boga is a professional accountant.

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

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2006.

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

DATED: July 21, 2006

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

Dated: July 21, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Officer.

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shea Development Corp. (the "Company") on Form 10-QSB for the period ended May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2006

Shea Development Corp.

/s/ I. J. Boga ------------------------------ Iqbal Boga, CA, President and Principal Financial Office)