Form 10KSB
period 2004-12-31
Shea Development Corp.
filed 2006-11-29
CIK 1343101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[   ]  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number: 333-130011

SHEA DEVELOPMENT CORP.
(Name of Small Business Issuer In Its Charter)

Nevada
-------------------------------	------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

730 W. Randolph
6th Floor
Chicago, Illinois	60661
-------------------------------------	-------------------
(Address of principal executive offices)	(Zip Code)

(312) 454-0015
--------------------------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended August 31, 2006.

On August 31, 2006, 3,400,000 shares of our common stock were held by non- affiliates. Our common stock is currently listed for quotation on the OTCBB under the symbol SHEA; however, very limited trading has commenced. Issuer had a total of 4,800,000 shares of Common Stock issued and outstanding at August 31, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

Available Information

Our Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I
======
Item 1. Business

General

Shea Development Corp. ("the Company") was incorporated on February 18, 2005 under the laws of the State of Nevada. Our principal executive office was located at 470 Granville Street, Suite 334, Vancouver, British Columbia. As of September 11, 2006, our principal executive office is now located at 730 W. Randolph, Suite 600, Chicago, Illinois 60661. The telephone number of our principal executive office is now (312) 454-0015.

Prior to the acquisition of the majority of shares of common stock by the new majority owner, subsequent to the end of the fiscal year on August 31, 2006, the Company set forth its business operations as follows: the Company was an exploration stage company in the business of the acquisition and exploration of mining properties and intended to be in the business of mineral property exploration. To date, we have not conducted any exploration on our sole exploration target, the Ferry Creek mineral claims located in the Laird Mining Division, Cassiar Land District, northern British Columbia, Canada. We have staked three mineral claims; two claims were contiguous and were known as the Ferry Creek claims.  To date, we have completed the following: a) staked two mineral claims through our Company’s president at a cost of $375; b) acquired technical data for the area from Loumic Resources Inc. for $1,680; and c) retained services of Mr. John Ostler, M.Sc., and P.Geo to prepare a technical report on Ferry Creek claims and the area in general. To date, we have incurred a total of $5,642 on the claims. During the year ended, August 31, 2006, management decided to drop two of the claims and therefore now only holds one claim. The claim is currently held in trust by the President of the Company for the benefit of the Company. Management has decided not to proceed with an exploration program on such remaining claim at this point in time.

Prior to expiration of the Ferry Creek Claims, our intention was to focus our exploration program on the Ferry Creek claims.

There is no assurance that a commercially viable mineral deposit exists on the Ferry Creek claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Our geologist, based on the results from the most recent phase of technical and area review, recommends the exploration work.  We have not yet commenced the initial phase of exploration on the Ferry Creek claims.

Our plan of operation during the fiscal year just completed was to conduct exploration work on the Ferry Creek claims in order to ascertain whether it possesses economic quantities of gold and copper.  There can be no assurance that an economic mineral deposit exists on the Ferry Creek claims until appropriate exploration work is completed.

Even if we complete our proposed exploration program on the Ferry Creek claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

However, subsequent to the close of the fiscal year, management determined that it had a lack of capital to execute this plan and that funding sources could not be found to execute the plan in a viable fashion. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

Description, Location and Access

The claims, which have expired during the fiscal year, ended August 31, 2006 comprising the Ferry Creek property are located on the lower slopes of the Ferry Creek valley, a tributary of Turnagain River, one of the principal drainages of the western Stikine Ranges of the Cassiar Mountains of northern of British Columbia.

The Ferry Creek property area comprises two contiguous map-staked claims covering 713.7 acres (288.939 hectares).  These claims are located in the Laird Mining Division, Cassiar Land District.

The locations of the centers of significant areas on the property are as follow:

Center of Entity	U.T.M. Co-ordinates	Longitude and Latitude

Property center	6,465,092N., 508,115 E.	58O 19' 36" N. 128 O 51' 41" W.
Regional geochemical survey anomaly	6,465,790 N., 508,032 E.	58 O 19' 59" N. 128 O 51' 46" W.

An unassumed tote road extends westward from B.C. Highway 37 south of Dease Lake to Wolvarine Lake, located about 10 miles (16 kilometers) east of the Ferry Creek property.  That road passes within 1 km of the property near the northern end of Letain Lake.  Currently this road is held under Special Use Permit No. S23740 held by The Jade Guys Inc.  Several other mineral companies along its route use it.  There are no bridges along the route and mostly bulldozers pulling skids of equipment use it.  At present, the tote road is not suitable for normal vehicular traffic, but because of its long history as a mining access road, it could be upgraded to handle normal traffic with only a moderate amount of permitting.

The nearest supply and service center to the Ferry Creek property is Dease Lake, located about 46 miles (75 kilometers) west of the claims.  The town is an important service stop on the Stewart-Cassiar Highway (Hwy. 37) that connects west-central British Columbia with eastern Yukon and through it, Alaska.

Dease Lake has an airport and float base where airplanes and helicopters are available year-round for hire.  The town also has a hotel stores and minor repair facilities sufficient to support a reconnaissance exploration program.  Facilities supporting heavy machinery are located at Smithers and Terrace, both located on Highway 16 near the southern end of Highway 37.  Smithers is 379 miles (621 kilometers) south of Dease Lake.

Adequate fresh water for mining purposes could be obtained from Ferry Creek or from Letain Lake, located 1.3 miles (2.1 kilometers) east of the southeastern corner of the property.

The property is covered with sub-alpine forest, dominated by mountain hemlock and spruce.   Timber on the property is of insufficient size and quality for mining timber. The property is remote from any electrical grid.  Consequently, electricity for a mining operation would have to be generated on site or by damming a nearby river.

Terrain on the property varies from gently sloping in the northern part to steep in the south. Rock outcrop increases from sparse near the property’s northern boundary to common at the southern boundary. Soil profiles on the Ferry Creek property are typical of the lower valley slopes throughout the Turnagain River drainage. Profiles are sufficiently well developed for soil geochemical surveys to be successful in identifying areas of anomalous metal concentrations.

The closest weather station to the property-area is at Dease Lake, British Columbia.

Title to the Ferry Creek claims

The Ferry Creek Property consists of two mineral claims, which expired during the fiscal year, ended August 31, 2006, comprising 713.7 acres (288.93 hectares).  A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.  Prior to the expiration of such claims, title to the Ferry Creek claims was registered in the name of our President, Iqbal Boga, who had assigned it to the Company.

Tenure of the claims comprising the Ferry Creek property is as follows:

Map-staked Claims

Claim Name	Record Number	Area: Acres (ha.)	Record Date	Expiry Date	Owner

SHEA	517727	251.9 (101.993)	July 14, 2005	July 14, 2006	Iqbal Boga
SHEA	518019	461.8 (186.946)	July 19, 2005	July 19, 2006	Iqbal Boga
		713.7 (288.939)

Further information can be obtained from the Government of BC website (Ministry of Mines):
http://www.mtonline.gov.bc.ca/mtov/searchTenures.dp?owner=200486

The claims were created on July 14, 2005 and July 19, 2005 and are in good standing until July 14, 2006 and July 19, 2006 respectively.  This means that the claims will expire in 2006 unless we complete at least Cdn. $1,115.76worth of exploration work by that date.  The value of assessment work required on a mineral claim is Cdn. $4.00 per hectare for the first three years and Cdn. $8.00 per hectare for each subsequent year. If the required exploration work is incurred, then the deadline is extended for another year. Management decided not to proceed with the required exploration work in order to extend the deadline. Further, subsequent to the close of the fiscal year, management determined that it had a lack of capital to execute this plan and that funding sources could not be found to execute the plan in a viable fashion. As a result, management is seeking a joint venture or merger target for the Company.

Exploration History

The Ferry Creek property has been subject to the following exploration:

1932	Placer gold was found on Wheaton Creek.

1937	Alice Shea found large gold nuggets on Alice Shea Creek.

1970	Scurry-Rainbow Oil Limited tested ultramafic rocks near Mount Shea for nickel.

1978	The Spring 1-3 claims were staked by Cry Lake Jade Mines Ltd., a subsidiary of Mohawk Oil Co. Ltd. The upper part of the Ferry Creek drainage was explored for jade.

1981	DuPont of Canada Exploration Limited conducted an extensive regional stream sediment sampling program.

1982	Mohawk Oil took direct control of the Spring property and explored it for specific gold-bearing quartz veins.

1984	Mohawk Oil expanded the Spring claims northward over the area now covered by the Ferry Creek property. 1:50,000-scale geological mapping and induced polarization surveys on the enlarged property mostly of the original Spring claims. Geological mapping includes the interpretation of previous data and observations made in the field to produce a map of the projected surface distribution of rock types, trends and structures. These may relate to the shape, size and orientation of bodies of economic mineralization that may exist within the map area. Induced polarization surveys measure the time or frequency delay of a pulse of electricity that is put into the ground at a known place. Various spacings between the electrical induction point and receivers are used to calculate the resistivity and conductivity of the rocks beneath the surface at different depths. Generally metallic mineral deposits are good electrical conductors. They tend to have low resistivities and high conductivities relative to normal rocks.

1985	Mohawk Oil continued work in the central ridge area on its Spring property. Powder Ridge Resources Ltd. conducted airborne magnetics and VLF-EM (very low frequency electromagnetic) surveys between Mount Shea and Ferry Creek. Magnetic surveys measure changes in total strength of either selected vectors, or the total magnetic field generated by the earth at various locations throughout the survey area. Mineral deposits rich in magnetic minerals are revealed as magnetic highs by these surveys. Alteration haloes surrounding mineral deposits can appear as peripheral magnetic lows. Very Low Frequency electromagnetic surveys use the signals generated by military beacons to measure the change in the angles of the local lines of force due to the interaction of the beacon signals with the earth’s magnetic field. Severe differences between adjacent rocks generate electromagnetic trends, called conductors. Both magnetic and electromagnetic surveys can be conducted either with airborne or ground-based equipment. These surveys respond to differences in the magnetic and electrical character of the rocks and sediments in a survey area. These differences can be generated by non-economic as well as economic sources.

1986
Imperial Metals Corp. conducted geological mapping and rock sampling between Wheaton and Alice Shea creeks to follow up on the DuPont survey results.  Sampling from sub-vertical quartz veins up to 0.5 meters (1.6 feet) wide returned values up to 10.3 parts per million (0.03 ounces/ton) silver and 0.57% copper.

1987
Follow-up work in the Powder Ridge survey area comprised trenching, soil geochemistry and geological mapping.   Trenching involves removing surface soil using a backhoe or bulldozer.  Samples are then taken from the bedrock below and analyzed for mineral content

1990	Gold Bank Ventures Ltd. of Calgary, Alberta acquired the King claims, which extended from Mount Shea to Ferry Creek. Tim Neale conducted a program of geological mapping and rock chip sampling on the property.

2005	Iqbal Boga staked the Ferry Creek property.

Rock Formation

A northwesterly trending band of metasedimentary and metavolcanic rocks crosses Ferry Creek in the central part of the Ferry Creek property area.  Metasedimentary rocks are those formed by layers of material that has accumulated and hardened, which are then subsequently altered by pressure and temperature.  Metavolcanic rocks are those ejected from volcanoes that are buried underneath subsequent rock and are then subjected to high pressures and temperatures, causing the rock to recrystallize.

This band is flanked to the northeast and southwest by bands of ultramafic rocks. Either ultramafic rocks are volcanic or intrusive rocks that are Fe and Mg rich.  They are associated with either oceanic ridge spreading or they have been abducted up from the upper mantle or lower crust to surface during plate collision, mountain building and subsequent erosion.

Geological Report

We retained the services of Mr. John Ostler, M.Sc., P. Geo., a professional geologist, to complete an evaluation of the Ferry Creek claims and to prepare a geology report on the claim.

Mr. Ostler is a professional geologist who graduated from the University of Guelph, in Ontario where he obtained his Bachelor of Arts degree in Geography (Geomorphology) and Geology in 1973 and he is a graduate of Carleton University of Ottawa, Ontario, where he obtained his Master of Science in Geology in 1977. Mr. Ostler is a registered as Processional Geoscientist with the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Ostler has been engaged in the study and practice of the geological profession for over 30 years.

Based on his review, Mr. Ostler recommends a multi-phase program of exploration on the Ferry Creek property. His recommendation would be to commence exploration with an initial phase of prospecting and 1:10,000-scale geological mapping. This would be followed by soil geochemical and geophysical surveys. Soil geochemical surveys consist of our consulting geologist and his assistant gathering soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results.  All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.  Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

The first phase would consist of geological mapping, prospecting and geochemical sampling.  Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work.  Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.

We intend to have Mr. Ostler oversee the exploration of our Ferry Creek mineral claims. The budget for Mr. Ostler’s visit and review is $1,000. Mr. Ostler has advised us that he is visiting the area for another company and this would reduce our costs. During the fiscal year ended August 31, 2006, Mr. Ostler reviewed the area in general for possible recommendation of further claim staking. The budget for staking is $500.

As recommended by Mr. Ostler’s technical report, we intended to commence the phase one program in April 2006 (due to the on coming severe weather condition which started in early October) and expect that the program will take about one month to complete.
The first phase is estimated to cost $15,200 as described below.
Budget - Phase I
Geologist
	17 day @ $320/day	$ 5,440

Prospector
	10 days @ $350/day	$ 2,400

Crew
	4 days @ $350/day	$ 736

Equipment rental	1 x 4 wheel drive vehicle	$ 800
	Camp, Fuel, Food, Field Supplies	$ 1,616
	Assays 10	$ 560

	Helicopter 1 hour @ $1,000	$ 960

	Taxes	$ 902

	Contingency	$ 1,418

Total		$15,200

After the completion of the exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the program.  We will also ask him to provide us with a recommendation for additional exploration work on the Ferry Creek Property, which will include a proposed budget.  Until we complete the program, we will not know what the next phase of exploration program will entail.  However, we expect that a second phase program will cost approximately $50,000 and that we will need to raise additional financing to cover those costs through the sale of our common stock, although we currently do not have any specific financing arranged.  Subject to financing, we expect to commence a next phase of exploration on the Ferry Creek Property in the fall of 2006.

However, subsequent to the close of the fiscal year, management determined that it had a lack of capital to execute this plan and that funding sources could not be found to execute the plan in a viable fashion. As a result, management is currently seeking a joint venture or merger target.

Competition

The gold, copper, nickel and platinum-group metals mining industry is highly fragmented. The Company is competing with many other exploration companies looking for gold, copper, nickel and platinum-group metals and other minerals. It is among the smallest exploration companies in existence and is an infinitely small participant in the exploration business which is the foundation of the mining industry. While it generally competes with other exploration companies, there is no competition for the exploration or removal of minerals from its Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold, copper, nickel and platinum-group metals and other minerals. Therefore, it will likely be able to sell any gold, copper, nickel and platinum-group metals or other minerals that it is able to recover.

Patents and Trademarks

We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Governmental Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include: (i) water discharge will have to meet water standards; (ii) dust generation will have to be minimal or otherwise re-mediated; (iii) dumping of material on the surface will have to be re-contoured and re-vegetated; (iv) an assessment of all material to be left on the surface will need to be environmentally benign; (v) ground water will have to be monitored for any potential contaminants; (vi) the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and there will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the exploration program on the Ferry Creek claims, we will not have to seek any government approvals prior to conducting exploration.

Employees

During the past fiscal year, we have no employees as of the date of this prospectus other than our sole director.

Risk Factors

SOME OF THE SIGNIFICANT RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER WE WILL FIND ANY MINERALS ON OUR PROPERTIES AND WHETHER WE WILL EVER BECOME PROFITABLE.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Ferry Creek claims, and therefore we will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.  As well, we will not receive any funds from this registration.

Our business plan calls for significant expenses in connection with the exploration of the Ferry Creek claims.  We have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $15,200. If successful, we will need additional funds to complete the next phase program, which is estimated in total to cost $50,000.  Even after completing these two phases of exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we have not commenced business operations, we face a high risk of business failure.

We have not yet commenced exploration on the Ferry Creek claims except preparation of technical report. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on February 18, 2005 and to date have been involved primarily in organizational activities and the acquisition of 100% interest in the Ferry Creek claims.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Ferry Creek Property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  In all probability, the Ferry Creek claims does not contain any reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended August 31, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on the Ferry Creek claims, we may not be able to successfully commence commercial production.

The Ferry Creek claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Ferry Creek claims into commercial production.  We may not be able to obtain such financing.

Because one of our directors beneficially owns 59.26% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

One of our directors beneficially owns approximately 59.26% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our current president, Mr. Bartly J. Loethen, intends to devote a very limited amount of his business time, , providing his services to us.  While Mr. Loethen is presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Loethen from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because our current directors have no technical experience in mineral exploration, our business has a higher risk of failure.

Although one of our directors, Mr. Iqbal Boga, has experience in managing a mineral exploration company, he has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine.  Mr. Loethen has no experience in managing a mineral exploration company. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Item 2. Properties

We have staked the Ferry Creek mineral claims, which provide us with the right to explore for and extract minerals from the claim area.  We do not own any real property interest in the Ferry Creek claims or any other property. The Ferry Creek Mineral Claims expired during the fiscal year ending August 31, 2006.

Item 3. Legal Proceedings

We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote to the security holders during the year ended August 31, 2006

PART II
=======

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Our Common Stock, par value $.001 is listed for quotation in the OTCBB under the symbol SHEA; however, a limited active trading market has commenced.

As of August 31, 2006, there were 32 holders of record of our Common Stock. A total of 4,800,000 are held by officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 3,300,000 shares are unrestricted securities and may be publicly sold at any time, without restriction.

Subsequent to August 31, 2006, officers and directors continue to hold 4,800,000 shares of restricted securities.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. At August 31, 2006, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with our current cash in the bank and will require additional financing to maintain our ongoing business operations. No assurances can be given that we will be able to raise additional financing to satisfy our cash requirements. As a result, management is currently seeking a joint venture or merger target.

The recommended phase one of the exploration program includes geological mapping, prospecting and geochemical sampling program on the Ferry Creek claims. We have completed the technical report portion and a visit to the site and anticipate that we would need to spend an additional $15,000 to complete Phase I.

To carry out Phase I, we would also need to retain Mr. John Ostler, an independent geological consultant, to undertake the proposed exploration on the property given his familiarity with the property area. We do not have any verbal or written agreement regarding the retention of Mr. Ostler for this exploration program, though he has indicated that if he is available, he is prepared to provide his services. We would prefer to retain Mr. Ostler since he has conducted a review of the information on the specific property site.

During the past fiscal year, ending August 31, 2006, our plan was to proceed with the commencement of the Phase I exploration program, once the Company had raised the necessary funds. Further, management of the Company decided not to proceed with the next phase of the exploration program on this property. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

If we are unable to arrange additional financing or find a joint venture partner for the Ferry Creek claims, our business plan will fail and operations will cease.

Results of Operations

Liquidity and Capital Resources

We did not earn any revenues during the twelve-month period ending August 31, 2006. We incurred operating expenses in the amount of $48,765 for the period. The major portion consists of donated services by the Company’s President, professional fees, filing fees and a visit to the claims by the independent geologist.

At August 31, 2006, we had total assets of $450 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $5,000.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Management of the Company has decided not to proceed with the next phase of the exploration program on this property. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

Item 7. Financial Statements.

Following are our audited financial statements as of August 31, 2006 and 2005 and the statements of operations, stockholders’ deficit and cash flows for the year ended August 31, 2006, the period from February 18, 2005 (inception) to August 31, 2005 and the period from February 18, 2005 (inception) to August 31, 2006.

Shea Development Corp.
(An Exploration Stage Company)
Financial Statements

August 31, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Shea Development Corp.

We have audited the accompanying balance sheets of Shea Development Corp. (An Exploration Stage Company) as of August 31, 2006 and 2005 and the statements of operations, stockholders’ deficit and cash flows for the year ended August 31, 2006, the period from February 18, 2005 (inception) to August 31, 2005 and the period from February 18, 2005 (inception) to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the year ended August 31, 2006, the period from February 18, 2005 (inception) to August 31, 2005, and the period from February 18, 2005 (inception) to August 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 23, 2006

Shea Development Corp.
(An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2006	2005
	$	$

Assets

Current Assets
Cash	450	35,215

Total Assets	450	35,215

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	5,000	3,000

Total Liabilities	5,000	3,000

Stockholders’ Equity (Deficit)

Common Stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
8,100,000 shares issued and outstanding (2005: 8,100,000)	8,100	8,100
Additional paid-in capital	32,700	32,700
Donated capital (Note 4)	17,000	5,000
Deficit accumulated during the exploration stage	(62,350)	(13,585)

Total Stockholders’ Equity (Deficit)	(4,550)	32,215

Total Liabilities and Stockholders’ Equity (Deficit)	450	35,215

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements

Shea Development Corp.
(An Exploration Stage Company)
Statements of Operations

	Cumulative results of operations from February 18, 2005 (Inception) to August 31,	Year Ended August 31,	February 18, 2005 (Inception) to August 31,
	2006	2006	2005
	$	$	$

Expenses

Incorporation costs	500	-	500
Management services (Note 4)	22,000	17,000	5,000
Mineral exploration costs (Note 3)	5,267	971	4,296
Mineral property costs	375	140	235
Office, filing fees and rent (Note 4)	8,345	7,791	554
Professional fees	24,568	21,568	3,000
Travel	1,295	1,295	-

Total Expenses	62,350	48,765	13,585

Net Loss	(62,350)	(48,765)	(13,585)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding		8,100,000	3,756,000

The accompanying notes are an integral part of these financial statements

Shea Development Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Cumulative results of operations from February 18, 2005 (Inception) to August 31,	Year Ended August 31,	February 18, 2005 (Inception) to August 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(62,350)	(48,765)	(13,585)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management services	17,000	12,000	5,000

Non-cash changes in operating assets and liabilities

Accounts payable and accrued liabilities	5,000	2,000	3,000

Net Cash Used in Operating Activities	(40,350)	(34,765)	(5,585)

Financing Activities

Proceeds on sale of common stock	40,800	-	40,800

Net Cash Provided By Financing Activities	40,800	-	40,800

Increase (Decrease) in Cash	450	(34,765)	35,215

Cash, Beginning	-	35,215	-

Cash, Ending	450	450	35,215

Supplemental Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Shea Development Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit

	Common Shares		Additional Paid-in	Donated	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Capital	Stage	Total
		$	$	$	$	$

Balance, February 18, 2005 (Inception)	-	-	-	-	-	-
Shares issued for cash
- March, 2005 at $0.001	5,800,000	5,800	-	-	-	5,800
- April, 2005 at $0.01	2,000,000	2,000	18,000	-	-	20,000
- July, 2005 at $0.05	300,000	300	14,700	-	-	15,000
Donated management services	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	(13,585)	(13,585)

Balance, August 31, 2005	8,100,000	8,100	32,700	5,000	(13,585)	32,215

Donated management services	-	-	-	12,000	-	12,000
Net loss	-	-	-	-	(48,765)	(48,765)

Balance, August 31, 2006	8,100,000	8,100	32,700	17,000	(62,350)	(4,550)

The accompanying notes are an integral part of these financial statements

1.  Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $62,350 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately on the ability to generate profitable operations in the future Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

2.  Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is August 31.

b)	Use of Estimates and Assumptions

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

The Company has been in the exploration stage of its resource business since its formation on February 18, 2005 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of proven reserves.

As of the date of these financial statements, the Company has incurred only exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2006, any potential costs related to the retirement of the Company’s mineral property interests has not been determined.

2.  Summary of Significant Accounting Policies (continued)

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the prospective method of SFAS No. 123R beginning on March 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

2.  Summary of Significant Accounting Policies (continued)

h)	Stock-based Compensation (continued)

The Company has not granted any stock options since inception and has not recorded any stock-based compensation.

i)	Environmental Costs

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

l)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

2.  Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.  Mineral Properties

The Company had staked three mineral claims of which two were contiguous and were known as the Ferry Creek Property, located in the Liard Mining Division of British Columbia, Canada. During the year ended August 31, 2006, management decided to drop two of the clains and therefore now holds only one claim. The claim is currently held in held in trust by the President of the Company for the benefit of the Company.

4. Related Party Transactions

a)	During the year ended August 31, 2006, the Company paid $1,200 (2005: $500) to the President of the Company for rent of office premises, valued at $100 per month.

b)
The President of the Company provides management and accounting services, and provided assistance with the preparation of the Company’s SB-2. These services are valued at $1,000 per month. During the year ended August 31, 2006 donated services of $12,000 (2005: $5,000) were recognized. The President of the Company was also paid $5,000 (2005: nil) for additional management and consulting services during the year ended August 31, 2006.

c)	Refer to Note 3.

5.  Common stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from February 18, 2005 (Inception) to August 31, 2005, the Company issued 8,100,000 common shares for total cash proceeds of $40,800.

At August 31, 2006, there were no outstanding stock options or warrants.

6.  Income Taxes

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	August 31, 2006 $	August 31, 2005 $

Net Operating Loss	48,765	13,585
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-

Deferred Tax Asset	16,580	4,755
Valuation Allowance	(16,580)	(4,755)

Net Deferred Tax Asset	-	-

PART III
========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed/Date Resigned

Iqbal Boga	Director, President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	56
Director since February 18, 2006, President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since February 18, 2006; Resigned from officer positions effective September 11, 2006.

Bartly J. Loethen	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	42	Director and President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since September 11, 2006

Each of the persons named above have held their offices/positions since September 11, 2006 and are expected to hold said offices/positions until the next annual meeting of stockholders or until the Company is sold to a merger or acquisition target.

Background of Officers and Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended August 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We believe this Code reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10. Executive Compensation

Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation

Iqbal Boga President & C.E.O; Chief Financial Officer, Treasurer and Secretary (1).	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bartly J. Loethen President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (2	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors, which none have.

(1) Iqbal Boga has subsequently to the end of this fiscal year resigned as President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

(2) Effective September 11, 2006, Mr. Loethen has been appointed by the Board of Directors as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

Employment Agreements

The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and management

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Iqbal Boga 470 Granville Street, Suite 334 Vancouver, British Columbia A1 V6C 1V5	4,800,000 common shares	59.26%

Directors and Executive Officers as a Group	4,800,000 common shares	59.26%

(1) Based on 8,100,000 shares of common stock issued and outstanding as of August 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the
Securities Act of 1933, by virtue of their direct securities holdings.

In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group following the change of control described herein subsequent to the end of the fiscal year, August 31, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Synergy Business Consulting, LLC 730 W. Randolph, Suite 600 Chicago, Illinois 60661	4,80,000 common shares	59.26%

Principal Stockholders as a Group	4,800,000 common shares	59.26%

(1) Based on 8,100,000 shares of common stock issued and outstanding as of September 11, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control

Subsequent to the fiscal reporting year hereof, on September 11, 2006, Synergy Business Consulting, LLC purchased 4,800,000 shares of common stock, or approximately 59.26% of the issued and outstanding common stock of the Company from an existing shareholder in a private transaction, and attained voting control of the Company. This was reported in a Form 8-K filed with the Securities and Exchange Commission on September 15, 2006.

Item 12. Certain Relationships and Related Transactions

On our behalf, our president, Mr. Iqbal Boga, staked three mineral claims known as the Ferry Creek Property, located in the Liard Mining Division of British Columbia, Canada.  The claims are currently held in held in trust by Mr. Boga for our benefit.  We have paid for the cost of staking.

We are currently using the office space or home of our officers and directors at no cost to us. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

During the year ended August 31, 2006, the Company paid $1,200 (2005: $500) to the President of the Company for rent of office premises, valued at $100 per month.

The President of the Company during the year ended August 31, 2006 provided management and accounting services, and provided assistance with the preparation of the Company’s SB-2. These services are valued at $1,000 per month. During the year ended August 31, 2006 donated services of $12,000 (2005: $5,000) were recognized. The President of the Company was also paid $5,000 (2005: nil) for additional management and consulting services during the year ended August 31, 2006.

Item 13. Exhibits and Reports on Form 8-K

(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 000-51091, on the SEC website at www.sec.gov:

Exhibit No.	Description

*	Articles of Incorporation
*	Bylaws
Exhibit 31	Sec. 302 Certification of President/CEO and CFO
Exhibit 32	Sec. 906 Certification of President/CEO and CFO

(b) There were no reports on Form 8-K filed for the year ended August 31, 2006. Subsequent to August 31, 2006, a report on Form 8-K was filed with the SEC on September 15, 2006, which reported a change in control of the Registrant.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended August 31, 2006 were $ 7,000 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $4,000k.

Audit Related Fees

We incurred no fees for the year ended August 31, 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended August 31, 2006 were $NIL.

All Other Fees

We incurred no other fees during the year ended August 31, 2006 for products and services rendered by our principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shea Development Corp., a Nevada corporation

Date: November 28, 2006	By: /s/ Bartly J. Loethen, Director and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Shea Development Corp.. a Nevada corporation

Date: November 28, 2006	By: /s/ Bartly J. Loethen, Director and Sole Officer