Form 10QSB
period 2006-11-30
Shea Development Corp.
filed 2007-01-16
CIK 1343101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

Commission File Number: 333-130011

SHEA DEVELOPMENT CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State of other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

730 West Randolph, Suite 600, Chicago, IL 60661
(Address of principal executive offices including zip code)

312-454-0015
(Issuer's telephone number)

470 Granville Street, Suite 334
Vancouver, BC, Canada
V6C 1V5

(Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__

As of November 30, 2006, the Registrant had 8,100,000 shares of common stock, $.001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X  Yes __ No

Transitional Small Business Disclosure Format (check one): Yes__ No X

Part I

Item 1 Financial Statements

Shea Development Corp.
(An Exploration Stage Company)
Financial Statements

November 30, 2006

(Unaudited)

Index

Balance Sheets	F-2

Interim Statements of Operations	F-3

Interim Statements of Cash Flows	F-4

Notes to the Interim Financial Statements	F-5

Shea Development Corp.
(An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2006	2006
	(unaudited) $	(audited) $

Assets

Current Assets
Cash	382	450

Total Assets	382	450

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	6,890	5,000
Due to related parties (Note 3)	11,514	-

Total Liabilities	18,404	5,000

Stockholders’ Deficit

Common Stock (Note 4)
75,000,000 shares authorized, with a $0.001 par value,
8,100,000 shares issued and outstanding (2005: 8,100,000)	8,100	8,100
Additional paid-in capital	32,700	32,700
Donated capital (Note 3)	17,000	17,000
Deficit accumulated during the exploration stage	(75,822)	(62,350)

Total Stockholders’ Deficit	(18,022)	(4,550)

Total Liabilities and Stockholders’ Deficit	382	450

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these interim financial statements

Shea Development Corp.
(An Exploration Stage Company)
Interim Statement of Operations
(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Cumulative results of operations from February 18, 2005 (Inception) to November 30,
	2006	2005	2006
	$	$	$

Expenses

Incorporation costs	-	-	500
Management services (Note 3)	-	3,000	22,000
Mineral exploration costs (Note 2)	-	871	5,267
Mineral property costs	-	-	375
Office, filing fees and rent (Note 3)	202	720	8,547
Professional fees (Note 3)	13,270	2,500	37,838
Travel	-	-	1,295

Total Expenses	13,472	7,091	75,822

Net Loss	(13,472)	(7,091)	(75,822)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	8,100,000	8,100,000

The accompanying notes are an integral part of these financial statements

Shea Development Corp.
(An Exploration Stage Company)
Interim Statement of Cash Flows
(Unaudited)

Three Months Ended November 30,	Three Months Ended November 30,	Cumulative results of operations from February 18, 2005 (Inception) to November 30,
2006	2005	2006
	$	$	$

Operating Activities

Net loss	(13,472)	(7,091)	(75,822)

Non-cash item:

Donated management services	-	3,000	17,000

Non-cash changes in operating assets and liabilities

Accounts payable and accrued liabilities	1,890	4,021	6,890
Due to related parties	11,514	-	11,514

Net Cash Used in Operating Activities	(68)	(70)	(40,418)

Financing Activities

Proceeds on sale of common stock	-	-	40,800

Net Cash Provided By Financing Activities	-	-	40,800

Decrease in Cash	(68)	(70)	-

Cash, Beginning	450	35,215	-

Cash, Ending	382	35,145	382

Supplemental Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $75,822 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately on the ability to generate profitable operations in the future. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company’s Form 10K-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K-SB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

2.     Mineral Properties

The Company has staked one mineral claim located in the Liard Mining Division of British Columbia, Canada. The claim is currently held in held in trust by a director of the Company for the benefit of the Company.

3.     Related Party Transactions

The Company is provided legal services by a law firm in which the President of the Company is a partner. During the three months ended November 30, 2006 the Company incurred legal expenses totaling $11,484 (2005: $NIL) from this law firm. As at November 30, 2006, $4,259 (2005: $NIL) is owing to this law firm, and $7,225 (2005: $NIL) is owing to the Company’s President who paid for legal expenses on behalf of the Company. The amount due to the President is unsecured, bears no interest, and is due on demand

During the period ended November 30, 2006, the Company paid $NIL (2005: $300) to the former President of the Company for rent of office premises, valued at $100 per month.

The former President of the Company provided management services, accounting, and preparation of the Company’s SB-2. These services were valued at $1,000 per month. During the period ended November 30, 2006 donated services of $NIL (2005: $3,000) were recognized.

4.     Common stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from February 18, 2005 (Inception) to August 31, 2005, the Company issued 8,100,000 common shares for total cash proceeds of $40,800.

At November 30, 2006, there were no outstanding stock options or warrants.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Shea Development Corp. (the “Company”) was incorporated on February 18, 2005 under the laws of the state of Nevada. Prior to the acquisition of the majority of shares of common stock by the new majority owner (which occurred subsequent to the end of the fiscal year on August 31, 2006), the Company set forth its business operations as follows: the Company was an exploration stage company in the business of the acquisition and exploration of mining properties and intended to be in the business of mineral property exploration. To date, we have not conducted any exploration on any mineral claims. Prior to the year ended August 31, 2006, management decided to drop two of the claims and now only holds one claim. The claim is currently held by Mr. Iqbal Boga, a director, of the Company for the benefit of the Company. Management has decided not to proceed with an exploration program on the remaining claim at this point in time. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

6

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

If we are unable to arrange additional financing or find a joint venture partner for the claims, our business plan will fail and operations will cease.

Results of Operations Ending November 30, 2006

The Company generated no revenues during the quarter ended November 30, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

At November 30, 2006, we had total assets of $388 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $18,404.

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

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At November 30, 2006, the Company had no material commitments for capital expenditures. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Management has decided not to proceed with the next phase of the exploration program on the property. Management anticipates that he Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

ITEM 3 CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)    Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended November 30, 2006..

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our Form 10-KSB Annual Report, filed on November 29, 2006, under SEC file number 333-130011 on the SEC website at www.sec.gov.

Exhibit Number	Reference

3.1	Articles of Incorporation
3.2	By-Laws of Shea Development Corp..
31.1	Sec. 902 Certification of President/CEO and CFO
31.2	Sec. 906 Certification of President/CEO and CFO

B) During the quarter ended November 30, 2006, the Company did not file any reports on Form 8-K.

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT	Shea Development Corp.

BY(Signature)	/s/	Bartly J. Loethen
Bartly J. Loethen,
President, Chief Executive Officer
(Date)		January 11, 2007

BY(Signature)	/s/	Bartly J. Loethen
Bartly J. Loethen,
(Name and Title)		Treasurer, Secretary and Chief Financial Officer
(Date)		January 11, 2007