Form 10QSB
period 2007-02-28
Shea Development Corp.
filed 2007-05-10
CIK 1343101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

Commission File Number:  333-130011

SHEA DEVELOPMENT CORP.

(Name of small business issuer in its charter)

Nevada	20-8514961
(State of incorporation)	(IRS Employer ID Number)

1351 Dividend Drive, Suite G, Marietta, Georgia 30067
(770) 919-2209
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

There were 663,935 shares of Common Stock, $.001 par value per share, outstanding as of February 28, 2007.  After giving effect to a merger consummated on March 2, 2007, there were 24,145,000 shares issued and outstanding as of May 9, 2007.

SHEA DEVELOPMENT CORP.

PART I   FINANCIAL INFORMATION

Item1. Condensed Financial Statements

Balance Sheets as of February 28, 2007 (unaudited) and August 31, 2006

Unaudited Statements of Operations for the three months ended February 28, 2007 and February 28, 2006 and for the six months ended February 28, 2007 and February 28, 2006

Unaudited Statements of Cash Flows for the six months ended February 28, 2007 and February 28, 2006

Notes to Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults on Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Shea Development Corp.
BALANCE SHEETS

(An Exploration Stage Company)

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$382	$450
Total Current Assets	382	450

	$382	$450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,243	$5,000
Related party payables	19,282	—
Total Current Liabilities	48,525	5,000

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value; 75,000,000 shares authorized, 663,935 issued and outstanding	664	664

Additional paid-in capital	40,136	40,136
Donated capital	17,000	17,000
Deficit accumulated during development stage	(105,943)	(62,350)
Total Stockholders’ deficiency	(48,143)	(4,550)

	$382	$450

The accompanying notes are an integral part of these financial statements.

Shea Development Corp.
UNAUDITED STATEMENTS OF OPERATIONS

(An Exploration Stage Company)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—

General and Administrative Expenses	30,121	10,920	43,593	18,011

NET LOSS FROM OPERATIONS	(30,121)	(10,920)	(43,593)	(18,011)

NET LOSS BEFORE INCOME TAXES	(30,121)	(10,920)	(43,593)	(18,011)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(30,121)	$(10,920)	$(43,593)	$(18,011)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.05)	$(0.02)	$(0.07)	$(0.03)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - BASIC and DILUTED	663,935	663,935	663,935	663,935

The accompanying notes are an integral part of these financial statements.

Shea Development Corp.
UNAUDITED STATEMENT OF CASH FLOWS

(An Exploration Stage Company)

	Six Months Ended
	February 28,	February 28,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,593)	$(18,011)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Donated management services		6,000
Accounts payable and accrued expenses	24,243	8,650
NET CASH (USED) IN OPERATING ACTIVITIES	(19,350)	(3,361)

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party	19,282	—
Proceeds from sale of stock	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,282	—

NET DECREASE IN CASH	(68)	(3,361)

CASH, beginning of the period	450	35,215

CASH, end of the period	$382	$31,854

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these financial statements.

SHEA DEVELOPMENT CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2007
(Stated in U.S. Dollars)

Note 1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB for the period ended February 28, 2007 should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the  fiscal year ended August 31, 2006.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted.  The results of operations for the three and six month periods ended February 28, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

Note  2. NATURE OF OPERATIONS

   a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on February 18, 2005. The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share and 663,935 shares issued and outstanding as of February 28, 2007 after the effect of the 12.2 to 1 reverse stock split.  See Note 6.  SUBSEQUENT EVENTS for a discussion of the increase in authorized shares and the approval of a 12.2 to 1 reverse stock split.

    b) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date and has losses to date of approximately $105,943.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties. See Note 6.  SUBSEQUENT

EVENTS for a discussion of the merger with Information Intellect, Inc. effective March 2, 2007.

Note 3. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

   a) Use of Estimates

The preparation of financial  statements  in  conformity  with  generally accepted accounting  principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure  of  contingent  assets  and  liabilities  at  the  date  of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

   b) Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

   c) Basic and Diluted Loss per Share

In accordance with SFAS No. 128 - “Earnings per Share”, the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include all possible common share equivalents as if they were all issued.  At February 28, 2007, the Company has no outstanding common stock equivalents so basic and diluted losses per share are the same.

   d) New Accounting Standards

Management  does  not  believe  that  any  recently  issued,  but  not  yet effective,  accounting  standards,  if  currently  adopted,  could  have  a material effect on the accompanying financial statements.

   e) Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Note 4.   RELATED PARTY TRANSACTIONS

At February 28, 2007, the majority shareholder, who is also the Company’s former President, has advanced the Company working capital funds in the amount of $19,282.   The related party payables are unsecured, non-interest bearing and have no stated term of repayment.

Note 5.   CHANGE IN CONTROL

Effective September 11, 2006, Synergy Business Consulting, LLC purchased 4,800,000 shares of common stock, or approximately 59.26% of the issued and outstanding common stock of the Company from an existing shareholder in a private transaction, resulting in a change in control of the Company.  See Note 6. SUBSEQUENT EVENTS for discussion of merger and change of control effective March 2, 2007.

Note 6.   SUBSEQUENT EVENTS

The Company’s stockholders holding more than 54% of the Company’s outstanding common stock approved by written consent a Certificate of Amendment to Articles of Incorporation to (1) effect a one for 12.2 reverse stock split of the Company’s shares of common stock, (ii) to increase the Company’s authorized shares to 800,000,000 shares of common stock, $.001 par value per share, and (ii) to authorize 20,000,000 shares of preferred stock, $.001 par value per share. The Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State and became effective
March 2, 2007.

Following the effectiveness of the reverse stock split, every 12.2 shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of the Company’s common stock without any change in par value of such shares. No fractional shares were issued in connection with the reverse stock split. All fractional shares were rounded up to the next whole number of shares. The reverse split affected all of the holders of the Company common stock uniformly and did not affect any stockholder’s percentage ownership interest or proportionate voting power, except for insignificant changes that resulted from the rounding of fractional shares. Without any further action on the Company’s part or the holders of the common stock, the shares of common stock held by stockholders of record as of the effective date of the reverse split were converted into the right to receive an amount of whole shares of common stock equal to the number of their shares of common stock divided by 12.2, subject to the rounding up of any fractional shares.   The common stock shares amounts presented in the financial statements reflect the effects of the reverse stock split assuming it had been effective for all periods presented.

Pursuant to a merger agreement (the “Merger Agreement”) effective March 2, 2007, the shareholders of Information Intellect, Inc. (“Information Intellect”) acquired approximately 94.5% of the post-merger issued and outstanding shares of common stock of the Company for $400,000 and an exchange of the issued and outstanding shares of common and preferred stock of Information Intellect for newly issued shares of Shea common stock.  On the closing date, pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Information Intellect, a Georgia based hardware and software developer from the Information Intellect shareholders. In exchange, the Company issued 18,900,000 shares of the Company’s common stock to the Information Intellect shareholders, or approximately 78% of the Company’s outstanding shares of common stock. In addition, approximately 4,000,000 shares of the Company’s common stock were issued to officers, investors and other promoters of the transaction. Approximately, 1,245,000 shares of the Company’s common stock were retained by the shareholders of common stock of Shea held prior to the merger.  On the closing date, Information Intellect became a wholly owned subsidiary of the Company, however for accounting presentation purposes, the merger is expected to be treated as a reverse merger whereby Information Intellect is assumed to be have been acquired by Shea.  In addition, following the consummation of the merger the Company changed its fiscal year end from August 31 to December 31.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases.  The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions.  Our actual results could differ materially from results anticipated in these forward-looking statements.  All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS AND ANAYLYSIS OR PLAN OF OPERATION

The Company generated no revenues during the quarter ended February 28, 2007.  We expect our current cash in the bank approximating $382 at February 28, 2007, to be satisfactory to seek a prospective acquisition or merger candidate, without having to raise additional funds or seek bank loans.  We currently have no funds set aside for additional research and assessment to any property and we continue to seek a prospective merger or acquisition candidate.

For the three months ended February 28, 2007, the Company had no revenues and incurred net operating losses of $30,121 and a loss per share of $.05 as compared to no revenues, net operating losses of $10,920 and a loss per share of $.02 for the three months ended February 28, 2006.  All losses are associated with legal and accounting fees.

For the six months ended February 28, 2007, the Company had no revenues and incurred net operating losses of $43,593 and a loss per share of $.07 as compared to no revenues, net operating losses of $18,011 and a loss per share of $.03 for the six months ended February 28, 2006.  All losses are associated with legal and accounting fees.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults on Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

A)           The following exhibits are included with this Form 10-QSB filing.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U. S. C. Section 1350

B)            During the quarter ended February 28, 2007, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2007	Shea Development Corp., Registrant

	By:	/s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and CEO

	By:	/s/ RICHARD CONNELLY
Richard Connelly
Senior Vice President and CFO