Form 10QSB
period 2007-03-31
Shea Development Corp.
filed 2007-05-15
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Shea Development Corp.

(Exact name of registrant as specified in charter)

Nevada

(State or other jurisdiction of incorporation)

333-130011	20-8514961
(Commission File Number)	(IRS Employer Identification No.)

1351 Dividend Drive, Suite G, Marietta, GA	30067
(Address of principal executive offices)	(Zip Code)

(770) 919-2209
(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Registrant’s common stock outstanding as of May 14, 2007   24,145,000

SHEA DEVELOPMENT CORP.

PART I   FINANCIAL INFORMATION

Item1.  Condensed Consolidated Financial Statements

SHEA DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,467,555	$404,209
Accounts receivable, net of allowance for doubtful accounts of $40,000 at March 31, 2007 and December 31, 2006	446,036	413,699
Inventory	914,054	861,136
Prepaid expenses	14,758	25,729
Total Current Assets	2,842,403	1,704,773

Property and equipment, net of accumulated depreciation of $277,551 and $266,495	203,279	188,476

Intangible assets, net of accumulated amortization of $1,472,915 and $1,231,015	2,117,009	2,359,909

Other assets	100,138	98,362
TOTAL ASSETS	$5,262,827	$4,351,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable	$435,858	$301,178
Current maturities of capital lease obligations	9,186	4,443
Accounts payable and accrued expenses	997,415	214,487
Deferred revenue	757,400	515,723
Total current liabilities	2,199,859	1,035,831

LONG-TERM NOTES PAYABLE, less current maturities	733,692	1,029,571
NON-CURRENT CAPITAL LEASE OBLIGATION	38,138	44,836

COMMITMENTS AND CONTINGENCIES
Preferred dividends payable in shares of common stock	17,797	301,875

STOCKHOLDERS’ EQUITY
Shea Development Corp. Series A 8% Convertible Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; 2,800,000 shares issued and outstanding at March 31, 2007 and Information Intellect, Inc. Series A 7% Convertible Preferred Stock, $0.001 par value per share; 3,000,000 shares authorized 2,966,668 shares issued and outstanding at December 31, 2006;	2,800	2,967
Shea Development Corp. common stock, $.001 par value per share; 800,000,000 shares authorized; 24,145,000 shares issued and outstanding at March 31, 2007; Information Intellect, Inc. common stock, $.001 par value per share; 13,000,000 shares authorized; 6,872,890 shares issued and outstanding at December 31, 2006	24,145	6,873
Pending issuance of preferred stock	—	250,000
Additional paid-in capital	9,343,952	6,523,624
Accumulated deficit	(7,097,557)	(4,844,057)
Total stockholders’ equity	2,273,340	1,939,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,262,827	$4,351,520

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenue
Professional service fees	$226,731	$565,383
Software license fees	256,407	—
Customer support contract services fees	260,207	189,546
Total revenue	633,138	754,929

Costs of revenue
Professional and customer support services costs	167,423	225,927
Total costs of revenue	167,423	225,927
Gross profit	465,715	529,002

Operating expenses
Selling, general and administrative expense	1,850,239	762,869
Product development expense	578,329	307,856
Depreciation and amortization	11,055	6,054
Amortization of intangible assets	242,900	242,400
Total operating expenses	2,682,523	1,319,179
Operating loss	(2,216,809)	(790,177)

Interest income	628	10,119
Interest expense	(37,319)	(40,531)
Income (loss) before income taxes	(2,253,500)	(820,589)
Provision for income taxes	—	—
Net income (loss)	(2,253,500)	(820,589)
Less preferred stock dividends	(17,797)	(60,375)
Net income (loss) to common shareholders	(2,271,297)	$(880,964)
Net income (loss) per share to common shareholders—basic and diluted	$(0.10)	$(0.13)

Weighted average common shares outstanding—basic and diluted	21,827,915	6,822,890

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock
	Number			Number		Additional
	Of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	2,966,668	$2,967	$250,000	6,872,890	$6,873	$6,523,624	$(4,844,057)	$1,939,407

Issuance of common stock in lieu of cash for services to obtain preferred stock financing				50,000	50	(50)
Issuance of common stock in lieu of payment of note payable and interest expense				69,000	69	103,431		103,500
Preferred stock dividends converted into shares of common stock				226,334	226	301,649		301,875
Issuance of preferred stock pending	166,668	167	(250,000)			249,833		—
Cancellation of Information Intellect, Inc. preferred and common stock	(3,133,336)	(3,314)		(7,218,224)	(7,218)	10,532		—
Issuance of Shea Development Corp. preferred stock	2,800,000	2,800				2,797,200		2,800,000
Cost associated with issuance of preferred stock						(243,888)		(243,888)
Conversion of Shea Development common shares into post merger common shares				1,245,000	1,245	(1,245)		—
Shea Development common shares issued in exchange for Information Intellect, Inc. preferred and common shares				18,900,000	18,900	(18,900)		—
Shea Development common shares issued to promoters of reverse merger				4,000,000	4,000	(4,000)		—
Costs of purchasing shell for reverse merger						(400,000)		(400,000)
Preferred stock dividend payable in shares of common stock						(17,797)		(17,797)
Share based compensation expense						43,743		43,743
Net loss for the quarter ended March 31, 2007							(2,253,500)	(2,253,500)

Balance at March 31, 2007	2,800,000	$2,800	$—	24,145,000	$24,145	$9,343,952	$(7,097,557)	$2,273,340

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATIING ACTIVITIES
Net loss	$(2,253,500)	$(820,589)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	11,055	6,054
Amortization of intangible assets	242,900	241,400
Stock based compensation expense	43,743	75,268
Common stock issued in lieu of cash for interest on note payable	11,500	—
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable — trade	(32,337)	(22,087)
Inventory	(52,918)	(204,246)
Prepaid Expenses and other assets	9,197	—
Accounts payable and accrued expenses	782,928	169,622
Deferred revenue	241,677	385,792
NET CASH USED IN OPERATING ACTIVITIES	(995,755)	(168,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,859)	(41,415)
NET CASH USED IN INVESTING ACTIVITIES	(25,859)	(41,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	2,556,111	—
Cost of purchasing shell for reverse merger	(400,000)	—
Payments on capital lease obligations	(1,955)	—
Payments on notes payable	(69,196)	(35,239)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	2,084,960	(35,239)
Net increase (decrease) in cash and cash equivalents	1,063,346	(245,440)
Cash and cash equivalents at the beginning of the year	404,209	1,545,820
Cash and cash equivalents at the end of the quarter	$1,467,555	$1,300,380

Supplemental cash flow information:
Interest paid	$37,319	$40,531
Income taxes paid	—	—

Non-cash financing items:
Preferred dividends accrued and payable in shares of common stock	$17,797	$60,375

Payment of notes payable with shares of common stock	$92,000	$—

Conversion of accrued preferred dividends into shares of common stock	$301,875	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Events

Pursuant with a merger agreement (the “Merger Agreement”) effective March 2, 2007 (the “Closing Date”), the shareholders of Information Intellect, Inc. (“Information Intellect”) acquired approximately 94.5% of the post-merger issued and outstanding shares of common stock of Shea Development Corp. (“Shea” or the “Company”) for $400,000 and exchanged the issued and outstanding shares of common and preferred stock of Information Intellect for newly issued shares of Shea common stock.  On the Closing Date, pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Information Intellect, a Georgia based hardware and software developer from the Information Intellect shareholders. In exchange, the Company issued 18,900,000 shares of the Company’s common stock to the Information Intellect shareholders, or approximately 78% of the Company’s outstanding shares of common stock. In addition, approximately 4,000,000 shares of common stock were issued to officers, investors and other promoters of the transaction. Approximately, 1,245,000 shares of common stock were retained by the shareholders of common stock of Shea holding stock prior to the merger.  On the Closing Date, Information Intellect became a wholly owned subsidiary of the Company.

For accounting purposes the merger has been treated as a reverse merger. Accordingly, the financial statements of the Company presented reflect the historical results of Information Intellect prior to the merger, and of the combined entities following the merger, and do not include the historical financial results of Shea Development prior to the consummation of the merger.  In addition, following the consummation of the merger the Company changed its fiscal year end from August 31 to December 31.

The Information Intellect Common Shares outstanding on March 2, 2007 were converted into the right to receive an aggregate of 18,900,000 shares of Shea’s common stock. In addition, all outstanding stock options under the Information Intellect stock option plan were cancelled. The 18,900,000 shares of Shea common stock were unregistered, restricted stock bearing a restrictive legend, and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of Shea Series A Preferred Stock, par value $0.001 per share on or about the date of the Merger Agreement. All the shares of Shea Series A Preferred Stock are referred to collectively as the “Shea Preferred Shares.”

The consummation of the Merger was completed in conjunction with a company financing with accredited and institutional investors (“Investors”) for the purchase of the Shea Preferred Shares simultaneous with the closing of the merger under terms and conditions approved by the Company’s board of directors simultaneous with the merger (“Financing”). Upon Closing, the Company received gross proceeds of approximately $2,800,000 in connection with the Financing from the Investors. Pursuant to preferred stock purchase agreements entered into with the Investors, the Company sold 2.8 million shares of the Shea Series A Preferred Shares, and issued warrants to the Investors to purchase 1.4 million shares of our Common Stock at an exercise price of $1.15 per share (the “Warrants”). The holders of Shea Series A Preferred Shares may convert the Shea Series A Preferred Shares into shares of the Company’s common stock at any time at a conversion rate of $1.00 per share.  The Company is required to register the underlying shares of common stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors pursuant to Registration Rights Agreements entered into with the Investors (see “Registration Rights” below). After commissions and expenses, the Company received net proceeds of approximately $1.9 million from the Financing.

Upon completion of the Merger, and after giving effect to the Financing, the Information Intellect Shareholders own 18,900,000 shares of Shea Common Stock, and the Investors in the Financing own 2,800,000 Shea Series A Preferred Shares and warrants to purchase 1,400,000 shares of Common Stock. In addition, 4,200,000 shares of the combined company’s common stock were issued to certain Investors, officers, directors and other promoters of the merger transaction (collectively the “Promoters”). The Information Intellect shareholders, Investors and Promoters will own, in the aggregate, 95% of the Company’s issued and outstanding shares.

As of February 21, 2007, Shea Development entered into Registration Rights Agreements, with the following investors:  Premier Renn US Emerging Growth Fund Limited, Austin Lewis/Lewis Asset MGT., and Saama Technologies, Inc.  The Registration Rights Agreement provides in part that Shea Development shall prepare and file within 120 days following the Merger a Registration Statement under the Securities Act of 1933 covering the shares of Shea’s Common Stock issuable to the Investors upon conversion of the Series A Preferred Stock and exercise of the Warrants.  These Agreements became effective on March 2, 2007, upon consummation of the Financing.

Liberty Company Financial, LLC and Securities Research Associates, Inc. served as placement agents for the Financing and received 5% of the gross proceeds from the Financing in cash and 5% of the amount they each raised in the form of a warrant on the same terms as the Investors in the Financing.

Description of Business

The Registrant was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management company. The Company plans to continue this transition through strategic acquisitions and in April, 2007, the Company entered into separate agreements to acquire Riptide Software, Inc. and Bravera, Inc.  Riptide Software, Inc. provides custom programming services to build configurable enterprise software solutions for revenue and financial management, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control and Communications). Riptide’s enterprise software products provide customers with a wide array of options to make the product their own through a customizable configuration process. Bravera, Inc. produces on demand software solutions for Business Process Management (BPM). They provide Electronic Content Management (ECM) and Business Process Automation (“BPA”) solutions to a wide range of clients in the commercial and government sectors.  These acquisitions are expected to close during the Company’s second quarter ending June 30, 2007.

Information Intellect develops, markets and licenses a line of enterprise asset management software solutions and through the acquisition of Energy Technology Group (“ETG”), has introduced a software and metering solution to automate the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  The data can be used for billing, utility delivery load balancing and asset management by the utilities that deploy the software and hardware solutions offered by Information Intellect.  Information Intellect was incorporated in Georgia in 1997.

In September 2005, Information Intellect acquired ETG located in Ft. Worth, Texas which became a wholly owned subsidiary of Information Intellect.  Prior to the merger Information Intellect had been working with ETG as a distributor in several states within the United States.  ETG was formed in 2002, with the principal founders having experience in technology creation and delivery to the electrical industry for over 15 years.  ETG developed Dynamic Virtual Metering™ (DVM™) which is a radio frequency based  automated meter reading (AMR) technology applicable to electric, gas, water and steam meters.

Basis of Presentation

The accompanying consolidated financial statements of Shea and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Prior period reclassifications have been made to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At March 31, 2007 and December 31, 2006, cash consisted of monies held in checking and savings accounts, as well as money market accounts.  The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance.  The allowance for doubtful accounts, returns and allowances was $40,000 at March 31, 2007 and December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs — an amendment of ARB 43, Chapter 4, (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance.

Property and Equipment

The Company’s property and equipment is stated at cost and depreciation was computed using the straight-line method over the estimated useful lives ranging from one to ten years.  Amortization of leasehold improvements was computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

Acquisitions

In accordance with SFAS 141, Business Combinations, we record the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Negative goodwill resulting from contingent consideration is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Intangible Assets

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable and exceeds its fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  If conditions would indicate that an asset might be impaired, the Company would have estimated the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment, if any, would have been measured by the amount by which the asset exceeds its fair value typically represented by quoted marked values or, when and if available, the future discounted cash flow associated with the asset.

Revenue Recognition

Revenue consists of amounts earned from sales of hardware, software license fees, fees earned from customer support contracts (aka maintenance) and professional services including engineering, consulting, implementation and installation services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenue is generally recognized at the time of shipment, receipt by customer, or, where applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of vendor-specific objective evidence (VSOE) of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage of completion methodology if project costs can be estimated or the completed contract methodology if project costs can not be reliably estimated. Hardware and software post-sale customer support fees are recognized ratably over the life of the related service contract.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Product Development Costs

The Company follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” regarding the accounting for the costs of developing its software products. Product development costs include the direct costs of the project, labor, third party contracting fees and a pro rata share of indirect overhead costs.  For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility has been established have not been material, and, accordingly, all costs to develop our products have been expensed as incurred.

Purchased software and acquired technology (i.e., software and technology acquired from a third party) are classified as intangible assets on the balance sheet and have been recorded at fair value determined at the date of acquisition and measured against its net realizable value at each balance sheet date.  Purchased software is amortized to operating expenses over its estimated useful life, generally five years.  Management has determined that no writedown of purchased software have been required.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Net Loss per Common Share

The Company reports net income (loss) to common shareholders per share in accordance with SFAS No. 128, Earnings per Share.  Basic and diluted net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the year.  For the quarter ended March 31, 2007 the weighted average shares outstanding were 21,827,915.  For the quarter ended March 31, 2006 there were 6,822,890 weighted average shares outstanding excluding the effect of stock options for 775,000 shares of common stock as the effect was antidilutive.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense.  Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the quarters ended March 31, 2007 and 2006 was approximately $22,031 and $15,896, respectively.

Stock-Based Compensation

On January 1, 2005, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R supersedes Accounting Principles Board

Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”), and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements as of and for the quarters ended March 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123R.  In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  See NOTE G — STOCK OPTIONS for further details.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest reduced for estimated forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  Because the Company’s securities have not been traded in a public market expected volatility has been based on the historical volatility of public companies in the same industry.  The Company’s computation of expected life follows the guidance in Staff Accounting Bulletin No. 107 for determining the expected life of the awards. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The adoption of SFAS No. 123R required the Company to record substantial non-cash stock compensation expenses.  While the adoption of SFAS No. 123R did not have a significant effect on the Company’s financial condition or cash flows, it did have a significant effect on the Company’s results of operations.

Prior to January 1, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” (“SFAS No. 148”). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 beginning in fiscal year 2006 did not have a material impact on the Company’s consolidated results of operations or financial statements.

On July 13, 2006 the FASB issued the Financial Interpretation No. 48, Accounting for tax positions (“FIN48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN48 did not have a material impact on the Company’s financial statements.

NOTE B — CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained at a bank, and at times throughout the year, the Company’s bank account balances exceeded the $100,000 FDIC insured limit.

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debt.

There was one customer that accounted for 28% and two other customers accounted for 22% of total revenues  for the quarter ended March 31, 2007 and one customer that accounted for 44% for the total revenues for the quarter ended March 31, 2006. All other customers accounted for less than 10% of revenue on an individual basis. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated or remain uncollected.

NOTE C — INVENTORIES

The details of the inventory balance at March 31, 2007 and December 31, 2006:

	2007	2006
Raw materials	$828,715	$775,797
Work in process	5,456	5,456
Finished goods	79,883	79,883
	$914,054	$861,136

NOTE D — NOTES PAYABLE

Notes payable consists of the following at March 31, 2007 and December 31, 2006

	2007		2006
	Amount	Current Portion	Amount	Current Portion
Notes Payable to Financial Institutions

Prime interest rate plus 2% senior installment note payable in monthly installments of $14,843, including interest, to October 2007, collateralized by all Company assets, assignments of real estate rents and leases, general intangible assets, and a personal guarantee and assignment of a life insurance policy in the amount of $1,100,000 by the Company’s CEO.	$92,683	$92,683	$130,390	$130,390

8% note payable in monthly installments of $3,089, including interest beginning October 1, 2007. Beginning October 1, 2005, note is interest only until September 30, 2007	98,560	14,834	98,560	7,343

12% subordinate note payable in quarterly payments of interest only installments of $3,000, with principal payments beginning October, 2007 to March, 2010, collateralized by all Company assets.	100,000	14,664	100,000	5,778

6% note payable in monthly installments of $545, including interest. The note is collateralized by computer equipment	6,661	2,588	7,247	2,610

8% note payable in monthly installments of $449, including interest, beginning October 1, 2007. Beginning October 1, 2005, note is interest only until September 30, 2007	14,338	2,158	14,338	1,068
Total notes payable to financial institutions	312,242	126,927	350,535	147,189

Notes Payable to Shareholders

9% note payable to a shareholder in monthly payments of $5,050, including interest, until August 31, 2010.	179,544	46,152	190,450	45,300

8% note payable to a shareholder in monthly installments of $6,236, including interest beginning October 1, 2007. Beginning October 1, 2005 , note is interest only until September 30, 2007. $92,000 of the December 31, 2006 note balance was converted into common stock in February 2007	199,000	29,951	291,000	106,826

8% note payable to a shareholder in monthly installments of $783, including interest beginning October 1, 2007. Beginning October 1, 2005 note is interest only until September 30, 2007	25,000	3,762	25,000	1,863
Total- notes payable to shareholders	403,544	79,865	506,450	153,989

Notes Payable to Officers

6% note payable to the Company’s President in monthly installments of $3102, including interest beginning October 1, 2008. Beginning October 1, 2005 note is interest only until September 1, 2008. In March 2007, the note was amended to begin making principal and interest payments of $3,102 beginning April 1, 2007	101,961	32,203	101,961	—

6% note payable to an officer in monthly installments of $6,013, including interest, beginning October 1, 2008. Beginning October 1, 2005 note is interest only until September 1, 2008. In March 2007, the note was amended to begin making principal and interest payments of $6,013 beginning April 1, 2007. Also, a principal payment of $20,000 was made in March 2007 and $75,000 in April 2007	177,643	142,247	197,643	—

6% note payable to an officer of the Company in monthly installments of $5,298, including interest beginning October 1, 2008. Beginning October 1, 2005, note is interest only until September 1, 2008. In March 2007, the note was amended to begin making principal and interest payments of $5,298 beginning April 1, 2007	174,160	54,616	174,160	—
Total notes payable to officers	453,764	229,066	473,764	—
Totals	1,169,550	435,858	1,330,749	$301,178
Less current maturities	435,858		301,178
Long-term notes payable	$733,692		$1,029,571

The maturities of the notes payable for the five years subsequent to March 31, 2007 are as follows:

2007	$349,416
2008	337,814
2009	308,704
2010	173,616
Thereafter	—
Total	$1,169,550

Interest expense was $37,319 and $40,531 for the quarters ended March 31, 2007 and 2006, respectively.

The terms of several of the notes place certain restrictions of the Company, including maintenance of certain financial ratios, limitations on the issuance of additional indebtedness, restrictions on distributions, and restrictions on salary increases and bonuses of equity holders. The Company was not in compliance with a debt covenant at December 31, 2006 for which the lender waived the default.

During the quarter ended March 31, 2007, notes payable in the amount of $92,000 were converted into 69,000 shares of the Information Intellect’s common stock.

NOTE E — CAPITAL LEASE OBLIGATION

During the year ended December 31, 2006, the Company acquired equipment under long-term lease. For financial reporting purposes, the present values of the minimum lease payments have been capitalized. The lease expires November 2011. As of March 31, 2007 the property under these capital leases had a total cost of $49,750, accumulated depreciation of $2,684 and a net book value of $47,066. The future minimum lease payments under these capital leases at March 31, 2007 are as follows:

Total minimum lease payments	$57,589
Less amounts representing interest and taxes	10,265
Present value of net minimum lease payments	47,324
Current maturities of capital leases	9,186
Long-term capital leases less current maturities	$38,138

Aggregate future capital lease payments at March 31, 2007 consist of the following

2007	$6,845
2008	9,547
2009	10,050
2010	10,579
2011	10,303
Thereafter	—
Total	$47,324

NOTE F — INCOME TAXES

Adoption of FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.  The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

NOTE G — STOCK OPTIONS

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2005.  Accordingly, during the years ended December 31, 2006 and 2005, the Company determined stock-based compensation expense was immaterial for options granted prior to, but not yet vested, as of January 1, 2005, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For options granted after January 1, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model.  Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest.

Stock Option Activity

The Company has issued options to employees, consultants and stockholders that are not subject to a plan.  The following table summarizes the stock option activity for the year ended December 31, 2006 and the quarter ended March 31, 2007:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	775,000	$1.694
Vested and expected to vest at December 31, 2006	321,301	$1.694
Options exercisable at December 31, 2006	321,301	$1.694
Balance at December 31, 2006	775,000	$1.694
Granted	—	—
Exercised	—	—
Cancelled	775,000	$1.694
Balance at March 31, 2007	—	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated value of the Company’s common stock.  There is no market for trading the Company’s common stock, therefore the intrinsic value cannot be estimated unless or until there is a new equity financing or the Company’s stock becomes actively traded.

Non-cash stock compensation expense is included in the statement of operations for the years ended December 31, 2006 and 2005.  No stock compensation expense is included in the statements of operations prior to the adoption of SFAS No. 123R on January 1, 2005.

	For the Three Months Ended March 31,
	2007	2006
Costs of Revenue	$—	$—
Selling general and administrative expense	43,743	75,268
Product Development expense	—	—
Impact on net loss to common shareholders	$43,743	$75,268
Impact on net income per share to common shareholders
Basic and diluted	$0.00	$0.01

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for each respective period:

	2007	2006
Risk-free interest rates	4.62%	4.62%
Expected lives	5.75years	5.75years
Dividend yield	0%	0%
Expected volatility	77%	77%
Weighted-average volatility	77%	77%

The Company’s computation of expected volatility is based the volatility of the publicly traded of a competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock. The Company’s computation of expected life was determined based on the guidance provide in Staff Accounting Bulletin 107.  The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE H — STOCHOLDER”S EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock and has 2,800,000 shares of Series A convertible preferred shares issued and outstanding at March 31, 2007. Upon closing the merger we received gross proceeds of approximately $2,800,000 in connection with the Financing from the Investors. Pursuant to Preferred Stock Purchase Agreements entered into with these Investors, we sold  2.8 million shares of our Series A Preferred Stock (the “Preferred  Shares”), and issued Warrants to purchase 1.4 million shares of our Common Stock at an exercise price of $1.15 per share (the “Warrants”). The holders of Preferred Shares may convert the Preferred Shares into shares of our Common Stock at any time at a conversion rate of $1.00 per share. The Company is required to register the shares of Common Stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors pursuant to Registration Rights Agreements entered into with the Investors. After commissions and expenses, we received net proceeds of approximately $1.9 million from the Financing.

Information Intellect had authorized 3,000,000 shares of preferred stock and has 2,966,668 shares of Series A convertible preferred shares issued and outstanding at December 31, 2006.  In November 2006, the Company issued 666,668 of its series A preferred stock in exchange for $1,000,002 in cash proceeds.  The Series A Preferred was convertible into the Company’s common stock at a conversion rate of $1.50 per shares and accrued dividends of $.105 per share, payable quarterly and upon approval of the board of directors, the first four quarterly dividend payments may be paid in shares of common stock.  In February 2007, the board of directors approved a stock dividend in the amount of 226,334 shares of the company’s common stock be issued to satisfy the dividend obligation of $301,875 at December 31, 2006.

Common Stock

At March 31, 2007, the Company has authorized 800,000,000 shares of common stock of which 24,145,000 are issued and outstanding. The Information Intellect common shares outstanding on March 2, 2007 were converted into an aggregate of 18,900,000 shares of the Company’s common stock.   The 18,900,000 shares of the Company’s common stock were unregistered, restricted stock bearing a restrictive legend, and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of Shea Series A Preferred Shares, par value $0.001 per share on or about the date of the Financing.  In addition, 4,000,000 shares of the combined company’s common stock were issued to the Promoters.  The Information Intellect shareholders, Investors and Promoters, in the aggregate, own 95% of the issued and outstanding shares.

At December 31, 2006 Information Intellect has authorized 13,000,000 shares of common stock of which 6,872,890 were issued and outstanding. In February 2007, Information Intellect issued 69,000 shares of its common stock to a shareholder in lieu of cash payment for a note payable and $11,500 of related interest expense.  The Information Intellect common shares and preferred shares outstanding on March 2, 2007 were converted into the right to receive an aggregate of 18,900,000 shares of the Company’s Common Stock.

NOTE I — RELATED PARTY TRANSACTIONS

The Company has notes payable to three officers and three stockholders in the amount totaling $857,308. Interest is paid on a monthly basis and interest paid to these parties was $16,341 and $16,767 for the first three months of 2007 and 2006, respectively.  In addition, a $20,000 principal payment was made to an officer in March 2007.  The Company believes that the terms and conditions of the notes were made on an arms-length basis at the time they were consummated.

 In 2007, the Company hired Saama Technologies, Inc., a company that participated in Shea’s Series A financing, to assist in completing the software product for its ETG business.  Approximately $334,000 was charged by Saama Technologies, Inc. for product development in the first three months of 2007.

NOTE J — COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2007 future minimum lease payments under non-cancelable operating leases primarily for office space were as follows:

Minimum lease payments
2007	$123,069
2008	90,536
2009	68,297
2010	40,629
2011	7,727
Thereafter	—
Total	$330,258

The Company leases office space for its operations in Fort Worth, Texas under an operating lease, the base term of which expires on June 30, 2010. The Company also has an office lease for space in Marietta, Georgia that expires on October 31, 2007. The Company does not have any obligations that extend beyond the base terms of these leases. Both leases contain escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases”, FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases”, and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases”, the Company records rent expense on facility leases on a straight-line basis.  Rent expense for the three months ended March 31, 2007 and 2006 was $41,786 and $28,208, respectively.

Legal Matters

From time-to-time, the Company may become involved in litigation or receive claims on various matters which are considered routine to the conduct of the business. The Company believes that none of these routine actions, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations, though any adverse decision in these matters or costs of defending or settling such claims could have a material adverse effect on our business.  No liability for any potential claims, asserted or unasserted, was determined necessary to be recorded at March 31, 2007 and December 31, 2006.

NOTE K — SUBSEQUENT EVENTS

On April 4, 2007, Shea Development Corp. (“Shea” or “Registrant”) and its wholly-owned subsidiary Shea Development Acquisition No. 2 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (“Agreement”) with Riptide Software, Inc. (“Riptide”) pursuant to which Shea will acquire all of the outstanding stock of Riptide in a cash, debt and stock transaction.  The acquisition will be accomplished by the merger of Merger Sub into Riptide, with Riptide surviving the merger as a wholly-owned subsidiary of Shea. The aggregate purchase price is payable in 5,000,000 shares of Shea common stock, $4,000,000 in cash at Closing and $5,000,000 in subordinated convertible notes payable over three (3) years.  The purchase price may also be adjusted for earn-out payments subject to achieving performance goals over the next two years.  The Closing of the merger is subject to customary closing conditions. The parties anticipate that the Closing will occur in the second quarter of calendar year 2007.

On April 26, 2007, Shea Development Corp. (“Shea” or “Registrant”) and its wholly-owned subsidiary Shea Development Acquisition No. 3 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (“Agreement”) with Bravera, Inc. (“Bravera”), pursuant to which Shea will acquire all of the outstanding stock of Bravera in a cash and stock transaction.  The acquisition will be accomplished by the merger of Merger Sub into Bravera, with Bravera surviving the merger as a wholly-owned subsidiary of Shea.  The aggregate purchase price will be payable in 3,000,000 shares of Shea common stock and $1,500,000 in cash at Closing.  Additional consideration may be earned pursuant to earn-out payments subject to Bravera achieving performance goals over the two years from the Closing of the Agreement of:  (i) a minimum aggregate amount of $1,250,000 in cash and (ii) the issuance of warrants to purchase up to 7,937,500 shares of Shea’s common stock.  The warrants become exercisable upon the achievement of the performance goals and will expire if the performance goals are not achieved. Upon Closing of the Agreement, Christopher Watson the sole shareholder of Bravera, will enter into a three-year Employment Agreement with Bravera to be its President.  He will also continue to be a Director of Bravera.  The Closing under the Agreement is subject to customary closing conditions.  The parties anticipate that the Closing will occur during the second quarter of calendar year 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

This Form 10-QSB and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with Registrant’s pro forma financial statements and the related notes that will be filed herein.

In this Form 10-QSB, references to “we,” “our,” “us,” “our company,” the “combined companies” refer to Shea Development Corp., a Nevada corporation and Information Intellect, Inc. a Georgia corporation, a wholly owned subsidiary of the Registrant.  “SHEA,” “Shea Development” or the “Registrant” refer to Shea Development Corp.  References to “Information Intellect” refer solely to Information Intellect, Inc.

Results of Operations

The Company derive the majority of revenue from sales of license fees from software sales and services provided to small to mid-market utilities and  hardware products,  Revenue may include hardware sales, software license fees, fees received from field and project management services, engineering, consulting and installation services and the pro rata recognition of prepaid fees from post-sale customer software support contracts also referred to as software maintenance.  Costs of revenue include materials, direct labor, direct and indirect overhead and other manufacturing spending, along with other labor and operating costs for installation and project management and the costs associated with customer support contracts.  Cost of services primarily consists of direct labor, some direct materials and overhead associated with the specific projects.

Revenue

	Three Months Ended March 31,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Revenue
Professional service fees	$ 226,731	$ 565,282	$ (338,652)	(60)%
Software license fees	150,000	—	150,000
Customer support contract services fees	256,407	189,546	70,661	35%
	$633,138	$754,929	$(121,791)	(16)%

Revenue for the three months ended March 31, 2007 was $633,138, a decreased of $121,791, or 16% over the revenue of $754,929 for the three months ended March 31, 2006.  This decrease was the result of a large consulting contract with an Indiana utility company ending in 2006.  This contract accounted for more than 50% of the first quarter of 2006 professional services fees.  This loss in revenue was partially offset by the sale of a software license to a Florida utility company in the first quarter of 2007.  Professional service fees will begin on this contract in the second quarter of 2007.  Also, in 2006 outsourcing revenue was classified as professional service fees.  In 2007, they are being classified as customer support contract services fees.

Costs of Revenue

	Three Months Ended March 31,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Costs of Revenue
Professional and customer support service costs	$167,423	$225,927	$(58,504)	(26)%
	$167,423	$225,927	$(58,504)	(26)%

Costs of revenue for the three months ended March 31, 2007 were $167,423 and decreased $58,504 over the three months ended March 31, 2006 due to a lower number of hours of employees performing professional services work.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,850,239 for the three months ended March 31, 2007 and $762,869 for the three months ended March 31, 2006.  The increase of $1,087,370, or 142.5% is the result of higher personnel compensation and benefits expenses due to more people on staff during the three months ended March 31, 2007 versus the three months ended March 31, 2006.  Also, over $100,000 was charged in the first quarter of 2007 for the external audit and over $170,000 of costs for potential future acquisitions.

Product Development Expense

Product development expense for the three months ended March 31, 2007 was $578,329 versus $307,856 for the three months ended March 31, 2006 representing an increase of $270,473, or 88%.  In 2007, the Company hired Saama Technologies, Inc., a company that participated in Shea’s Series A financing, to assist in completing the software product for its ETG business.  Approximately $334,000 was charged by Saama Technologies, Inc. for product development in the first three months of 2007.  The balance of the product development in 2007 and all of the cost in the first three months on 2006 were internal staff cost and related overhead.

Amortization and Depreciation

In the acquisition of ETG, Information Intellect assigned value to intangible assets with estimated useful lives of three to ten years.  Amortization expense associated with these intangible assets was $242,900 for   the three months ended March 31, 2007 and $242,400 for the three months ended March 31, 2006.  Depreciation expense increased from $6,054 in the first quarter of 2006 to $11,055 in the first quarter of 2007 due to higher levels of depreciable assets at the quarter ended March 31, 2007 versus 2006.

Preferred Stock Dividend

The Company accrues and Information Intellect accrued dividends on its preferred stock and presents the dividends as a reduction to net income (loss) to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations.  Preferred stock dividends were $17,797 and $60,375 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of approximately $1,468,000, working capital of approximately $643,000 and stockholders’ equity of approximately $2.3 million.  Cash and cash equivalents during the first three months of 2007 increased approximately $1.1 million.

During the three months ended March 31, 2007, cash used in operating activities was approximately $1 million representing a net loss of approximately $2.3 million partially offset by non-cash charges of approximately $250,000 for depreciation and amortization, approximately $55,000 related to stock based compensation expenses and payment of expenses with common stock and an increase to cash associated with approximately $950,000 change in net operating assets and liabilities.  In the three months ended March 31, 2006 cash used in operating activities was approximately $170,000 represented by a net loss of approximately $820,000, offset by non-cash charges of approximately $323,000, including depreciation and amortization of approximately $247,000 and stock based compensation charges of approximately $75,000 and a net increase to cash from a net change in operating assets and liabilities of approximately $329,000.

Cash flows used in investing activities in the first quarter of 2007 was approximately $26,000 which represents purchases of property and equipment.  Cash flows used in investing activities in the first three months of 2006 were for the purchase of property and equipment of approximately $41,000.

Cash flows from financing activities during the three months ended March 31, 2007 were approximately $2.1 million.  The Company received approximately $2.5 million from the issuance of 2,800,000 shares of convertible preferred stock.  In addition, the Company incurred approximately $400,000 of cost associated with the merger and repaid approximately $69,000 of notes payable and $2,000 of capital leases.  During the three months ended March 31, 2006 cash used in financing activities were approximately $35,000 which was used to pay down notes payable

The Company has experienced operating losses in the first quarter of 2007 and in 2006 and 2005 and as a growing technology business we continue to require new investment from existing and new sources of capital.

Contractual Obligations

A summary of the Company’s contractual obligations at March 31, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable	$1,169,550	$435,858	$640,270	$93,422	$—

Capital lease obligations	47,324	9,186	19,849	18,289	—

Operating lease obligations (1)	330,258	145,703	146,356	38,199	—

Purchase obligations	—	—	—	—	—

Other contractual obligations reflected on the registrant’s balance sheet under GAAP: Preferred stock dividends (2)	17,797	17,797
Totals	$1,564,929	$608,544	$806,475	$149,910	$—

(1) The operating lease is for office space in Georgia and Texas.  The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements.

(2)  The preferred dividends are contractually obligated to be paid in shares of common stock of the Company

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Information Intellect’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. The following risk factors and all of the other information in this Form 10-QSB should be carefully considered. The risks and uncertainties described below are not the only ones the combined companies, Shea Development or Information Intellect will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The Registrant and Information Intellect will operate as a combined company in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company’s control.

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of the combined company could be materially adversely affected. If that happens, the trading prices of our shares of common stock could decline significantly and could result in a complete loss of your investment.  The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The risk factors below contain forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements above.

THE COMBINED COMPANY HAS A LIMITED OPERATING HISTORY AS A PUBLIC COMPANY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

The Merger between the Registrant and Information Intellect has only just occurred on March 2, 2007.  Following the Merger the management team of Information Intellect is responsible for the operations of and the reporting of the combined company.  The requirements of operating as a small public company are new to the management team and the employees as a whole.  This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of Information Intellect as a private company  prior to the merger.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a small public company also requires us to make projections about future operating results and to provide forecast guidance to the public markets.  We have limited experience as a management team in the combined company with dealing with the public markets  and as a result our projections may not be made timely or set at expected performance levels and could materially affect the price of our stock.  Any failure to meet published projections that adversely affect our stock price could result in losses to investors, shareholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the stock market upon which the combined company’s stock is traded.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING, WE ARE EXPOSED TO RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and for the year ending December 31, 2008 our independent registered public accounting firm will be required to attest to, the effectiveness of our internal control over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will require us to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

WE CANNOT BE CERTAIN THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL BE EFFECTIVE OR SUFFICIENT IN THE FUTURE.

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by an increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

WE ARE DEPENDENT ON THE UTILITY INDUSTRY, WHICH HAS EXPERIENCED VOLATILITY IN CAPITAL SPENDING.

We derive the majority of our revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, utility specific financial situations and general economic downturns. In the future, we may experience variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

UTILITY INDUSTRY SALES CYCLES CAN BE LENGTHY AND UNPREDICTABLE.

Sales cycles with customers in the utility industry are generally long and unpredictable due to political influences, customers’ budgeting, purchasing, and regulatory processes that can take longer that expected to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.   Delays in completing these processes can cause delays in purchasing and variability to our financial projections and could adversely affect results of operations.

WE FACE COMPETITIVE PRESSURES FROM A VARIETY OF COMPANIES IN THE MARKETS WE SERVE.

We are a small company in a highly competitive market.  Some of our present and potential competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share.  Other companies may also produce products that are equal or superior to our products, which could reduce our market share, reduce our overall sales and require us to invest additional funds in new technology development. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

OUR FINANCIAL FORECASTS MAY NOT BE ACHIEVED, INCLUDING DUE TO THE UNPREDICTABILITY OF CUSTOMER BUYING PATTERNS, WHICH COULD MAKE OUR STOCK PRICE MORE VOLATILE.

We do not maintain significant levels of backlog. Revenue in any year or quarter is dependent, in significant part, on contracts entered into or orders booked and shipped in that period.  The risk of quarterly fluctuations in operation results is increased by the fact that a significant portion of our quarterly net revenue has historically been generated during the last month of each fiscal quarter.  Many customers negotiate contracts near the end of each quarter. Due to these end-of-period buying patterns, forecasts may not be achieved, either because expected sales are delayed or do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, fluctuations may be caused by a number of other factors, including:

•                  the timing and volume of customer orders and customer cancellations;

•                  a change in our revenue mix of products and services and a resulting change in the gross margins;

•                  the timing and amount of our expenses;

•                  the introduction of competitive products by existing or new competitors;

•                  reduced demand for any given product;

•                  quarterly seasonality of customer buying patterns due to budget cycles, holidays and vacation patterns; and

•                  the market’s transition to new technologies.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease and may result in shareholder lawsuits.

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

Our customers include small municipalities, utility co-operatives and utility companies.  These customers are subject to budget cycles often dictated by law or the legislation of the local government agency.  . Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications and cancellations, and government audits.

Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and services delivered, and we may be forced to pay any costs incurred by the customer for procuring alternative products and services.

Government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing, sales and marketing operations.  This expansion will place a significant strain on our management team and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically through increasing the distribution and sales of our products to utilities and municipalities within the United States that have a need to automate their data collection and reporting processes.   Our primary targeted customer is the small to medium utility company or municipality.  There are many obstacles to entering such new markets, including, but not limited to, government budget cycles, appropriation of funds, the political climate within the local government agencies and the capital resources available to the local utility company.  These factors may lengthen sales cycles and delay revenue to future periods or not at all.  Longer sales cycles allow competitors that could have greater capital resources available to them to penetrate our targeted markets and limit our ability to grow revenue as planned. . We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses within our industry and that are complementary or related to current product lines or in businesses that are similarly structured to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.

Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. There can be no assurance that any given proposed acquisition will be will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development, including our transition to a business process management company through a strategy of acquiring companies, products and or lines of business in the business process management space. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.  Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE DEPEND ON OUR ABILITY TO DEVELOP AND RELEASE NEW PRODUCTS FROM DEVELOPMENT IN A TIMELY AND CONSISTENT MANNER.

Our radio-based products are not yet released from development and available for sale.  Our software products require additional and continuing development to remain competitive with newer technologies and competitive products.  Information Intellect has made, and as the combined company, we expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. This product development will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Finally, we may not achieve market acceptance of our new products and solutions.  These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

OUR INFORMATION INTELLECT SUBSIDIARY IS AFFECTED BY AVAILABILITY AND REGULATION OF THE RADIO SPECTRUM.

Our radio-based products use the radio spectrum and in the United States are subject to regulation by the FCC. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The FCC may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or Congress will adopt additional changes.

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. The inability to modify our products to meet such requirements, the possible delays in completing such modifications and the cost of such modifications all could have a material adverse effect on our future financial condition and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed rules governing their use, and no additional frequencies are allocated, our business could be materially adversely affected.

WE MAY FACE LIABILITY ASSOCIATED WITH THE USE OF PRODUCTS FOR WHICH PATENT OWNERSHIP OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE CLAIMED.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or re-brand our products or packaging, any of which could adversely affect our business, financial condition and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim is expensive, in terms of legal fees, expenses and the diversion of management resources, whether or not the claim is valid, and therefore could have a material adverse effect on our business, financial condition and results of operations.

If our products infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties my assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

While we believe that our patent pending technologies and other intellectual property have significant value, it is uncertain that our intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our pending applications will be approved, not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive, time-consuming and divert management attention from successfully operating the business. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

WE DEPEND UPON THIRD PARTY SOURCES FOR DEVELOPMENT SERVICES.

We depend on a third party located in India and the United States to provide development services and delivery in the second quarter of 2007 of a key portion of our radio-based products.  The loss of this third party development provider would require us to find an alternative programming services provider or to employ software programmers to complete the development of this key portion of the product, causing delays in the product release.  Any delays in the product release would cause delays in obtaining and delivering product orders and delay the result recognition of revenue as well as an increase in costs and expenses.  In addition, our relationship with this service provider has been excellent but we cannot assure you that we will be successful in maintaining our relationships with this third party resource or that we could replace this third party service provider in a timely manner or at similar contract terms and costs.

WE MAY FACE WARRANTY EXPOSURE THAT EXCEEDS OUR RECORDED LIABILITY.

In the future, as we begin to sell our radio-based products we may be required provide product warranties for varying lengths of time. In anticipation of warranty expenses, we will establish allowances for the estimated liability associated with product warranties and product-failure related costs.  However, these warranty and related product-failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures.

OUR SOFTWARE MAY HAVE DEFECTS AND ERRORS THAT COULD LEAD TO A LOSS OF REVENUES OR PRODUCT LIABILITY CLAIMS.

Our software products use complex development technologies and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite quality control testing, we may not detect errors in our new products or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products:

•                  potential customers may delay purchases;

•                  customers may react negatively, which could reduce future sales;

•                  our reputation in the marketplace may be damaged;

•                  we may have to defend product liability claims;

•                  we may be required to indemnify our customers, distributors, original equipment manufacturers or others;

•                  we may incur additional service and warranty costs; and

•                  we may have to divert additional development resources to correct the defects and errors, which may result in the delay of new product releases or upgrades.

If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

OUR KEY MANUFACTURING FACILITIES ARE CONCENTRATED.

A substantial portion of our revenue is planned to come from our radio-based products, which we manufacture in our Ft. Worth, Texas facility. In the event of a significant interruption in production at our sole manufacturing facility, considerable time and effort could be required to establish alternative production lines, which would have a material adverse effect on our business, financial condition and results of operation. We do not yet have a written disaster recovery plan to provide for continuation of production in the event of a disaster.  We have insurance to cover the loss of property in the event of a disaster but an inability or delay in finding alternative manufacturing capabilities following a fire, tornado or other disaster would cause delivery delays to customers and would have a material adverse effect on our results of operations, cash flow and financial condition.

WE ARE SUBJECT TO REGULATORY COMPLIANCE.

We are subject to various governmental regulations including those related to occupational safety and health, labor and wage practices and regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

WE MAY INCUR LIABILITIES ARISING FROM THE USE OF HAZARDOUS MATERIALS.

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials, which are stored on site. The waste created by the use of these materials is transported off site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at the off site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced operating losses in the first quarter of 2007 and in 2006 and 2005 and as a growing technology business we continue to require new investment from existing and new sources of capital.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE FACTORS AFFECTING ECONOMIC AND MARKET CONDITIONS.

Adverse factors affecting economic conditions worldwide have contributed to a general slowdown in information technology and software spending and may continue to adversely impact our business, resulting in:

•                  Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;

•                  Increased price competition for our products; and

•                  Higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. Utility companies, one of our targeted markets are considered a prime target for a terrorist attack.  If such an attack should occur or if  the economic and market conditions in the United States deteriorate as a result of a terrorist attack, we may experience a material adverse impact on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE UTILITY INDUSTRY IN PARTICULAR MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES AND MARGINS.

The market for our products depends on various economic conditions including those affecting the  utility industry as a whole and specifically the small to medium size electric, water and as utility companies and co-operatives and the municipalities they serve. Any slowdown in spending or tightening of utility company and government budgets may cause potential customers to delay or cancel projects, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cancel projects or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic instability, and we cannot predict how these conditions may affect our customers or business.

STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES.

If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.  We expect to establish an incentive stock award plan for management and employees.  If an incentive stock award plan is approved by stockholders, we expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future.   The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT RESULTING IN LAWSUITS REQUIRING US TO DEVOTE FINANCIAL AND MANAGEMENT RESOURCES THAT WOULD HAVE A NEGATIVE IMPACT ON OUR OPERATING RESULTS.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including our Chairman and Chief Executive Officer, Vice Chairman and President, our directors, and our key employees in our technology, finance, sales and marketing operations. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

OUR EXECUTIVE OFFICERS, BOARD OF DIRECTORS AND KEY EMPLOYEES ARE CRUCIAL TO OUR BUSINESS, AND WE MAY NOT BE ABLE TO RECRUIT, INTEGRATE AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

Our success depends upon a number of key management, sales, technical and other critical personnel, including our executive officers, the Board of Directors and key employees. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations.  Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls.

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-QSB we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls

Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

The Company hired a Chief Financial Officer and a Controller following the quarter ended March 31, 2007 which is expected to strengthen controls over financial reporting in the future.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings of the Registrant and Information Intellect

From time to time, the Registrant and Information Intellect may be involved in litigation relating to claims arising out of either the Registrant’s or Information Intellect’s operations in the normal course of business.  Currently, neither the Registrant nor Information Intellect is a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the combined company’s results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock and has 2,800,000 shares of Series A convertible preferred shares issued and outstanding at March 31, 2007. Upon closing the merger of the Registrant and Information Intellect, Inc. we received gross proceeds of approximately $2,800,000 in connection with the financing from accredited investors (the “Investors”). Pursuant to Preferred Stock Purchase Agreements entered into with these Investors, we sold  2.8 million shares of our Series A Preferred Stock (the “Preferred  Shares”), and issued Warrants to purchase 1.4 million shares of our Common Stock at an exercise price of $1.15 per share (the “Warrants”). The holders of Preferred Shares may convert the Preferred Shares into shares of our Common Stock at any time at a conversion rate of $1.00 per share. The Company is required to register the shares of Common Stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors pursuant to Registration Rights Agreements entered into with the Investors.  The proceeds of the financing were used for working capital and general corporate purposes.

Common Stock

At March 31, 2007, the Company has authorized 800,000,000 shares of common stock of which 24,145,000 are issued and outstanding. Pursuant to the terms of a merger agreement between the Registrant and Information Intellect, the Information Intellect common and preferred shares issued and outstanding on March 2, 2007 were converted into an aggregate of 18,900,000 shares of the Company’s common stock.   The 18,900,000 shares of the Company’s common stock were unregistered, restricted stock bearing a restrictive legend, and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of Shea Series A Preferred Shares, par value $0.001 per share on or about the date of the financing.  In addition, 4,200,000 shares of the combined company’s common stock were issued to the officers, investors and other promoters of the transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

A.           The following exhibits are included with this Form 10-QSB filing.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a)/15d – 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a)/15d – 14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007	SHEA DEVELOPMENT CORP., Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and CEO

By: /s/ RICHARD CONNELLY
Richard Connelly
Senior Vice President and CFO