Form 10QSB
period 2007-06-30
Shea Development Corp.
filed 2007-08-14
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Registrant’s common stock outstanding as of August 14, 2007   60,969,676

SHEA DEVELOPMENT CORP.

SHEA DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,608	$404,209
Accounts receivable, net of allowance for doubtful accounts of $39,393 at June 30, 2007 and $40,000 at December 31, 2006	460,982	413,699
Inventory	803,885	861,136
Prepaid expenses	32,263	25,729
Total Current Assets	1,403,738	1,704,773

Property and equipment, net of accumulated depreciation of $288,606 and $266,495	212,267	188,476

Intangible assets, net of accumulated amortization of $1,716,399 and $1,231,015	1,874,524	2,359,909

Other assets	12,127	98,362
TOTAL ASSETS	$3,502,656	$4,351,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable	$379,448	$301,178
Current maturities of capital lease obligations	8,154	4,443
Accounts payable and accrued expenses	2,026,687	214,487
Deferred revenue	646,876	515,723
Total current liabilities	3,061,165	1,035,831

LONG-TERM NOTES PAYABLE, less current maturities	813,361	1,029,571
NON-CURRENT CAPITAL LEASE OBLIGATION	35,723	44,836

COMMITMENTS AND CONTINGENCIES
Preferred dividends payable in shares of common stock	73,797	301,875

STOCKHOLDERS’ EQUITY
Shea Development Corp. Series A 8% Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at June 30, 2007 and Information Intellect, Inc. Series A 7% Convertible Preferred Stock, $0.001 par value per share; 3,000,000 shares authorized 2,966,668 shares issued and outstanding at December 31, 2006;	2,800	2,967
Shea Development Corp. common stock, $.001 par value per share; 800,000,000 shares authorized; 24,145,000 shares issued and outstanding at June 30, 2007; Information Intellect, Inc. common stock, $.001 par value per share; 13,000,000 shares authorized; 6,872,890 shares issued and outstanding at December 31, 2006	24,145	6,873
Pending issuance of preferred stock	400,000	250,000
Additional paid-in capital	9,300,452	6,523,624
Accumulated deficit	(10,208,787)	(4,844,057)
Total stockholders’ (deficit) equity	(481,390)	1,939,407
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,502,656	$4,351,520

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Revenue
Professional services fees	$507,348	$682,942	$734,079	$1,248,324
Software license fees	—	43,200	150,000	43,200
Customer support contract services fees	258,050	298,866	518,258	488,413
Hardware sales	2,500	229,085	(1,300)	229,085
Total Revenue	767,898	1,254,093	1,401,036	2,009,022

Cost of revenue
Professional and customer support services	284,027	299,300	451,451	525,227
Hardware	2,000	183,268	2,000	183,268
Total cost of revenue	286,027	482,568	453,451	708,495
Gross Profit	481,871	771,525	947,586	1,300,527

Operating Expenses
Selling, general and administrative expenses	1,998,709	536,584	3,848,947	1,299,453
Product development expense	1,320,751	339,712	1,899,080	647,568
Depreciation and amortization	11,055	2,871	22,111	8,925
Amortization of intangible assets	242,483	242,400	485,384	484,800
Total operating expenses	3,572,999	1,121,567	6,255,523	2,440,746
Operating loss	(3,091,129)	(350,041)	(5,307,937)	(1,140,219)

Interest income	171	6,860	798	16,979
Interest expense	(20,272)	(37,151)	(57,591)	(77,682)
Loss before income taxes	(3,111,230)	(380,333)	(5,364,730)	(1,200,922)
Provision for income taxes	—	—	—	—
Net loss	(3,111,230)	(380,333)	(5,364,730)	(1,200,922)
Less preferred stock dividends	(56,000)	(60,375)	(73,797)	(120,750)
Net loss applicable to common stockholders	$(3,167,230)	$(440,708)	$(5,438,527)	$(1,321,672)

Basic and diluted loss per share	$(0.13)	$(0.06)	$(0.24)	$(0.19)

Basic and diluted weighted average of common shares outstanding	24,145,000	6,822,890	22,544,239	6,822,890

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock
	Number			Number		Additional
	of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	2,966,668	$2,967	$250,000	6,872,890	$6,873	$6,523,624	$(4,844,057)	$1,939,407

Issuance of common stock in lieu of cash for services to obtain preferred stock financing				50,000	50	(50)		—
Issuance of common stock in lieu of payment of note payable and interest expense				69,000	69	103,431		103,500
Liability for preferred stock dividends converted into shares of common stock				226,334	226	301,649		301,875
Issuance of preferred stock	166,668	167	(250,000)			249,833		—
Preferred stock pending issuance			400,000					400,000
Cancellation of Information Intellect, Inc. preferred and common stock	(3,133,336)	(3,314)		(7,218,224)	(7,218)	10,532		—
Issuance of Shea Development Corp. preferred stock	2,800,000	2,800				2,797,200		2,800,000
Cost associated with issuance of preferred stock						(243,888)		(243,888)
Conversion of Shea Development common shares into post merger common shares				1,245,000	1,245	(1,245)		—
Shea Development common shares issued in exchange for Information Intellect, Inc. preferred and common shares				18,900,000	18,900	(18,900)		—
Shea Development common shares issued to promoters, officers and directors				4,000,000	4,000	(4,000)		—
Costs of purchasing public shell company for reverse merger						(400,000)		(400,000)
Preferred stock dividend payable in shares of common stock						(73,797)		(73,797)
Share based compensation expense						56,243		56,243
Net loss for the six months ended June 30, 2007							(5,364,730)	(5,364,730)

Balance at June 30, 2007	2,800,000	$2,800	$400,000	24,145,000	$24,145	$9,300,452	$(10,208,787)	$(481,390)

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATIING ACTIVITIES
Net loss	$(5,364,730)	$(1,200,922)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	22,111	8,925
Amortization of intangible assets	485,385	484,800
Stock based compensation expense	56,243	150,538
Common stock issued in lieu of cash for interest on note payable	11,500	—
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable — trade	(47,283)	15,302
Inventory	57,251	(280,634)
Prepaid expenses and other assets	79,701	—
Accounts payable and accrued expenses	1,812,200	161,126
Deferred revenue	131,153	18,230
NET CASH USED IN OPERATING ACTIVITIES	(2,756,469)	(642,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(45,903)	(52,772)
NET CASH USED IN INVESTING ACTIVITIES	(45,903)	(52,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock	2,556,111	—
Proceeds for the pending issuance of preferred stock	400,000	—
Proceeds from short term borrowings	100,000	—
Cost of purchasing shell for reverse merger	(400,000)	—
Payments on capital lease obligations	(5,403)	—
Payments on notes payable	(145,937)	(70,350)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	2,504,771	(70,350)
Net increase (decrease) in cash and cash equivalents	(297,601)	(765,757)
Cash and cash equivalents at December 31, 2007 and 2006	404,209	1,545,820
Cash and cash equivalents at June 30, 2007 and 2006	$106,608	$780,063

Supplemental cash flow information:
Interest paid	$57,591	$77,682
Income taxes paid	—	—

Non-cash financing items:
Preferred dividends accrued and payable in shares of common stock	$73,797	$120,750

Payment of notes payable with shares of common stock	$92,000	$—

Conversion of accrued preferred dividends into shares of common stock	$301,875	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Events

On March 2, 2007, Shea Development Corp. (“Shea”) a public shell, and Information Intellect, Inc., a private company, merged in a transaction accounted for as a reverse merger. In July 2007, Shea entered into two material definitive agreements, including ancillary agreements, for a senior debt financing and a Series B Preferred Stock offering (the “Financings”) raising approximately $12 million of cash, before transaction costs, to consummate the acquisitions of two private companies, Riptide Software, Inc. and Bravera, Inc. The agreements and transaction are discussed in NOTE K — SUBSEQUENT EVENTS.

Description of Business

Shea was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management company. The Company plans to continue this transition through strategic acquisitions and in July, 2007, the Company completed the acquisition of Riptide Software, Inc.(“Riptide”) and Bravera, Inc. (“Bravera”) Riptide provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control and Communications). Riptide’s enterprise software products provide customers with a wide array of options to make the product their own through a customizable configuration process. Bravera, produces on demand Business Process Management (BPM) software solutions. They provide Electronic Content Management (ECM) and Business Process Automation (“BPA”) solutions to a wide range of clients in the commercial and government sectors.

In September 2005, Information Intellect acquired Energy Technology Group (“ETG”) located in Ft. Worth, Texas which became a wholly owned subsidiary of Information Intellect.  Prior to the merger Information Intellect had been working with ETG as a distributor in several states within the United States.  ETG was formed in 2002, with the principal founders having experience in technology creation and delivery to the electrical industry for over 15 years.  ETG developed Dynamic Virtual Metering™ (DVM™) which is a radio frequency based  automated meter reading (AMR) technology applicable to electric, gas, water and steam meters.

Information Intellect, Inc. develops, markets and licenses a line of enterprise asset management software solutions and through the acquisition of ETG, has introduced a software and metering solution to automate the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  The data can be used for billing, utility delivery load balancing and asset management by the utilities that deploy the software and hardware solutions offered by Information Intellect.  Information Intellect was incorporated in Georgia in 1997.

Basis of Presentation

The accompanying consolidated financial statements of Shea and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles.  On March 2, 2007, Shea, a public shell and Information Intellect, Inc., a private company, merged in a transaction accounted for as a reverse merger.  Historical periods presented are those of Information Intellect, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Prior period reclassifications have been made to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At June 30, 2007 and December 31, 2006, cash and cash equivalents consisted of monies held in checking and savings accounts, as well as money market accounts.  The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance.  The allowance for doubtful accounts, returns and allowances was $39,393 at June 30, 2007 and $40,000 at December 31, 2006.

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

Net Loss per Common Share

The Company reports net income (loss) to common shareholders per share in accordance with SFAS No. 128, Earnings per Share.  Basic and diluted net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the year.  For the quarter ended June 30, 2007 the weighted average shares outstanding were 24,145,000 and 22,544,239 of the six months ended June 30, 2007.  For the quarter and six months ended June 30, 2006 there were 6,822,890 weighted average shares outstanding excluding the effect of stock options for 775,000 shares of common stock as the effect was antidilutive.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense.  Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the six months ended June 30, 2007 and 2006 was approximately $23,887 and $42,111 respectively.

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

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements as of and for the quarters ended and six months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123R.  In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  See NOTE G — STOCK OPTIONS for further details.

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

There was one customer that accounted for 45% and two other customers accounted for 29% of total revenues for the quarter ended June 30, 2007 and one customer that accounted for 35% and two other customers accounted for 21% of total revenues for the six months ended June 30, 2007.   One customer that accounted for 35% for the total revenues for the quarter ended June 30, 2006 and one customer that accounted for 40% and two other customers accounted for 17% of total revenues for the six months ended June 30, 2006. All other customers accounted for less than 10% of revenue on an individual basis. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated or remain uncollected.

NOTE C — INVENTORIES

The details of the inventory balance at June 30, 2007 and December 31, 2006:

	2007	2006
Raw materials	$860,164	$1,246,169
Work in process	57,190	5,456
Finished goods	319,265	79,883
Gross inventory	$1,236,619	$1,331,508
Allowance	(432,734)	(470,372)
Net inventory	$803,885	$861,136

NOTE D — NOTES PAYABLE

Notes payable consists of the following:

	June 30,		December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Notes Payable to Financial Institutions

Installment note at prime interest rate plus 2% payable in monthly installments of $14,843, including interest to October 2007, collateralized by all Company assets, assignments of real estate rents and leases, general intangible assets, and a personal guarantee and assignment of a life insurance policy in the amount of $1,100,000 by the Company’s CEO. Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	$54,002	$54,052	$130,390	$130,390

8% note payable, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are fully paid and then the Company has 14 days to pay this note holder in full.	98,560	10,000	98,560	7,343

12% subordinate note payable in quarterly payments of interest only installments of $3,000, with principal payments beginning October, 2007 to March, 2010, collateralized by all Company assets. Pursuant to July 2007 senior debt agreement this note was paid in full on July 17, 2007.	100,000	100,000	100,000	5,778

6% note payable in monthly installments of $545, including interest. The note is collateralized by computer equipment. . Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	5,217	5,217	7,247	2,610

8% note payable in monthly installments of $449, including interest, beginning October 1, 2007. Beginning October 1, 2005, note is interest only until September 30, 2007. Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	14,338	14,338	14,338	1,068

12.24% American Express credit line, July 2007 senior debt agreement This credit line was paid in full on July 31, 2007.	48,862	48,861	—	—
Total notes payable to financial institutions	320,979	232,468	350,535	147,189

Notes Payable to Shareholders

9% note payable to a shareholder, pursuant to the July 2007 senior debt agreement, a $25,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are fully paid and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	168,391	25,000	190,450	45,300

8% note payable to a shareholder, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the senior note holders are fully paid and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	199,000	10,000	291,000	106,826

8% note payable to a shareholder due September 2010, payable in monthly installments of $783, including interest beginning October 1, 2007. Beginning October 1, 2005 note is interest only until September 30, 2007 Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	25,000	25,000	25,000	1,863

Non-interest bearing note that was paid in full pursuant to the terms of the July 2007 senior debt agreement. In addition, 100,000 shares of the Company’s common stock were issued to the note holder in July 2007.	25,000	25,000	—	—

Non-interest bearing note that was paid in full pursuant to the terms of the July 2007 senior debt agreement. In addition, 100,000 shares of Company’s common stock were issued to the note holder in July 2007.	25,000	25,000	—	—
Total Notes Payable to Shareholders	442,391	110,000	506,450	153,989

Notes Payable to Officers

6% note payable to the Company’s President due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $9,306 principal plus interest was paid to the note holder. No other principal or interest payments may be made to this note holder until the senior note holders are fully paid and then the Company has 14 days to pay this note holder in full.	96,764	7,893	101,961	—

6% note payable to an officer of the Company due December 2009. Pursuant to the terms of the July 2007 senior debt agreement, $18,038 principal plus interest was paid to the note holder and the remaining principal balance of $151,787 was converted into 303,574 shares of the Company’s common stock in July 2007.	167,392	15,605	197,643	—

6% note payable to an officer of the Company due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $15,895 principal plus interest was paid to the note holder and the remaining principal balance of $151,801 was converted into 303,602 shares of the Company’s common stock in July 2007.	165,283	13,482	174,160	—
Total Notes Payable to Officers	429,439	36,980	473,764	—
Totals	1,192,809	379,448	1,330,749	$301,178
Less current maturities	379,448		301,178
Long-term notes payable	$813,361		$1,029,571

The maturities of the notes payable stated below for the five years subsequent to June 30, 2007. However, the maturities of the notes payable outstanding following the full payment of the July 2007 senior debt, may be accelerated should the senior debt be paid in full prior to its maturity. See further discussion of the senior debt in NOTE K - SUBSEQUENT EVENTS.

2007	$379,448
2008	—
2009	—
2010	813,361
Thereafter	—
Total	$1,192,809

Interest expense was $57,591 and $77,682 for the six months ended June 30, 2007 and 2006, respectively.

In accordance the subordination agreements signed pursuant to the terms of the July 2007 senior debt agreement, no remaining principal or interest payments may be made to any debt holders until the senior note holders are paid in full and then the Company has 14 days to pay subordinated the note holders in full.

During the six months ended June 30, 2006, notes payable in the amount of $92,000 were converted into 69,000 shares of Information Intellect’s common stock.

NOTE E — CAPITAL LEASE OBLIGATION

During the year ended December 31, 2006, the Company acquired equipment under long-term leases. For financial reporting purposes, the present values of the minimum lease payments have been capitalized. One lease expires November 2011, the other in December 2011. As of June 30, 2007 the property under these capital leases had a total cost of $49,750, accumulated depreciation of $3,928 and a net book value of $45,822. The future minimum lease payments under these capital leases at June 30, 2007 are as follows:

Total minimum lease payments	$71,020
Less amounts representing interest and taxes	27,143
Present value of net minimum lease payments	43,877
Current maturities of capital leases	8,154
Long-term capital leases less current maturities	$35,723

Aggregate future capital lease payments at June 30, 2007 consist of the following

2007	$3,278
2008	7,253
2009	9,690
2010	12,102
2011	11,554
Thereafter	—
Total	$43,877

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

The tax years 2004 through 2007 remain open to examination by the Internal Revenue Service. Income tax returns for state and local tax jurisdictions remain subject to examination for the years 2004 through 2006.

NOTE G — STOCK OPTIONS

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2005.  Accordingly, during the years ended December 31, 2006 and 2005 and the six months ended June 30, 2007, the Company determined stock-based compensation expense was immaterial for options granted prior to, but not yet vested, as of January 1, 2005, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For options granted after January 1, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes options pricing model.  Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest.

Stock Option Activity

Prior to the merger on March 2, 2007, the Company had issued options to employees, consultants and stockholders that are not subject to a plan.  All stock options issued prior to the merger on March 2, 2007 were cancelled on March 2, 2007.  In June 2007, a majority of the Shea shareholders approved the 2007 Stock Option and Performance Awards Plan (the “Plan”) by written consent. Awards for 9,500,000 shares of common stock are authorized under the plan. Awards may be issued in the form of incentive stock options, non-qualified stock options, restricted stock and other forms of stock awards determined under the plan. No stock awards have been granted under the Plan. The following table summarizes the stock option activity for the year ended December 31, 2006 and the six months ended June 30, 2007:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	775,000	$1.694
Vested and expected to vest at December 31, 2006	321,301	$1.694
Options exercisable at December 31, 2006	321,301	$1.694
Balance at December 31, 2006	775,000	$1.694
Granted	—	—
Exercised	—	—
Cancelled on March 2, 2007	(775,000)	$1.694
Balance at June 30, 2007	—	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated value of the Company’s common stock.  As of June 30, 2007, the Company has no outstanding options.

Non-cash stock compensation expense is included in the statement of operations for the three and six months ended June 30, 2007 and 2006.

	For the Six Months Ended June 30,
	2007	2006
Costs of revenue	$—	$—
Selling general and administrative expense	56,243	150,536
Product development expense	—	—
Impact on net loss to common shareholders	$56,243	$150,536
Impact on net income per share to common shareholders
Basic and diluted	$0.00	$0.02

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for each respective period:

	2007	2006
Risk-free interest rates	4.62%	4.62%
Expected lives	5.75years	5.75years
Dividend yield	0%	0%
Expected volatility	77%	77%
Weighted-average volatility	77%	77%

The Company was privately held prior to March 2, 2007 and had no active trading market for its common stock, therefore the Company’s computation of expected volatility is based the volatility of a publicly traded  competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock. The Company’s computation of expected life was determined based on the guidance provide in Staff Accounting Bulletin 107.  The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE H — STOCKHOLDER’S EQUITY

Preferred Stock

The Company has authorized 60,000,000 shares of Preferred Stock of which 10,000,000 shares have been designated as  Series A Preferred Stock and 20,000,000 are Series B Preferred Stock.  The Company has 2,800,000 shares of Series A convertible preferred shares issued and outstanding at June 30, 2007. Upon closing the merger we received gross proceeds of approximately $2,800,000 in connection with the financing from the Investors. Pursuant to Preferred Stock Purchase Agreements entered into with these Investors, the Company issued  2.8 million shares of our Series A Preferred Stock (the “Preferred  Shares”), and issued warrants to purchase 1.4 million shares of Common Stock at an exercise price of $1.15 per share (the “Warrants”). The holders of Preferred Shares hold an option to convert the Preferred Shares into shares of Common Stock at any time at a conversion rate of $1.00 per share.  As a result of the financing transactions that the Company completed in July 2007, the conversion rate was reduced to $.25 per share (see NOTE K — SUBSEQUENT EVENTS). The Company is required to register the shares of Common Stock and the shares underlying the Warrants issued in the July 2007 preferred stock offering with the Securities and Exchange Commission for resale by the Investors pursuant to Registration Rights Agreements entered into with the Investors. After commissions and expenses, we received net proceeds of approximately $1.9 million from the Financing.

Prior to the merger on March 2, 2007 Information Intellect had authorized 3,000,000 shares of preferred stock and has 2,966,668 shares of convertible preferred shares issued and outstanding at December 31, 2006.  In November 2006, Information Intellect issued 666,668 shares of its preferred stock in exchange for $1,000,002 in cash proceeds.  The preferred stock was convertible into Information Intellect’s common stock at a conversion rate of $1.50 per share and accrued dividends at a rate of $.105 per share, payable quarterly and upon approval of the board of directors, the first four quarterly dividend payments may be paid in shares of common stock.  In February 2007, the board of directors approved a stock dividend in the amount of 226,334 shares of Information Intellect’s common stock be issued to satisfy the dividend obligation of $301,875 at December 31, 2006.  Effective with the merger on March 2, 2007 all shares of Information Intellect preferred stock outstanding were exchanged for common stock of Shea.

Common Stock

At June 30, 2007, the Company has authorized 800,000,000 shares of common stock of which 24,145,000 are issued and outstanding. The Information Intellect common shares outstanding on March 2, 2007 were converted into an aggregate of 18,900,000 shares of the Company’s common stock.   The 18,900,000 shares of the Company’s common stock are unregistered, restricted and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of Shea Series A Preferred Shares, par value $0.001 per share on or about the date of the March 2, 2007 financing.  In addition, 4,000,000 shares of the Company’s common stock were issued to the Promoters.  The Information Intellect shareholders, Investors promoters, officers and directors in the aggregate, own approximately 95% of the issued and outstanding shares of Shea.

At December 31, 2006 Information Intellect had 13,000,000 authorized shares of common stock of which 6,872,890 were issued and outstanding. In February 2007, Information Intellect issued 69,000 shares of its common stock to a shareholder in lieu of cash payment for a note payable of $92,000 plus $11,500 of related interest expense.  The Information Intellect common shares and preferred shares outstanding on March 2, 2007 were converted into the right to receive an aggregate of 18,900,000 shares of the Company’s Common Stock.

See NOTE K — SUBSEQUENT EVENTS for a description of the equity transaction in July 2007.

NOTE I — RELATED PARTY TRANSACTIONS

The Company has notes payable to three officers and five stockholders in the amount totaling $871,830. Interest is paid on a monthly basis and interest paid to these parties was $29,319 and $33,307 for the first six months of 2007 and 2006, respectively.  In addition, a $20,000 principal payment was made to an officer in March 2007 and principal payments of $24,548 in the second quarter of 2007 were made to the officers and $20,167 in the first six months of 2007 to one of the shareholders.  The Company believes that the terms and conditions of the notes were made on an arms-length basis at the time they were consummated. See NOTE D – NOTES PAYABLE for a discussion of the settlement and subordination of the notes pursuant to the July 2007 senior debt agreement.

The Company issued 4,000,000 shares its common stock to two officers and two other stockholders in conjunction with the Series A financing in March 2007.

In 2007, the Company hired Saama Technologies, Inc., a company that participated in Shea’s March 2007, Series A financing, to assist in completing the software product for its ETG business.  Approximately $1,151,000 was charged by Saama Technologies, Inc. for product development in the first six months of 2007.

NOTE J — COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2007 future minimum lease payments under non-cancelable operating leases primarily for office space were as follows:

Minimum lease payments
2007	$81,771
2008	97,442
2009	70,325
2010	34,213
2011	3,888
Thereafter	1,295
Total	$288,934

The Company leases office space for its operations in Fort Worth, Texas under an operating lease, the base term of which expires on June 30, 2010. The Company also has an office lease for space in Marietta, Georgia that expires on October 31, 2007. The Company does not have any obligations that extend beyond the base terms of these leases. Both leases contain escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases”, FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases”, and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases”, the Company records rent expense on facility leases on a straight-line basis.  Rent expense for the six months ended June 30, 2007 and 2006 was $81,236 and $48,464, respectively.

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

NOTE K — SUBSEQUENT EVENTS

In July 2007, Shea entered into two material definitive agreements, including ancillary agreements, for a senior debt financing and a Series B Preferred Stock offering (the “Financings”) to raise the funds necessary to consummate the acquisitions of Riptide and Bravera. These agreements were entered into on different dates in July but became effective simultaneously on July 16, 2007 and are further discussed below.

Senior Notes

On July 13, 2007, Shea entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Shea Common Stock, par value $0.001 per share (the “Common Stock”) and (iii) warrants to purchase 3,500,000 shares of Shea Common Stock in return for $6,500,000 of cash proceeds after a ten (10) percent debt discount but before transaction costs.  The warrants have a term of 5 years and an exercise price of $0.01 per share.  The shares of Shea Common Stock and the shares of Shea Common Stock underlying the warrants issued with the Senior Notes are subject to registration rights more fully discussed below.  Shea is required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price (plus any related transaction costs) for the acquisitions of Riptide and Bravera.

On the first business day of each month, beginning January 1, 2008, Shea is required to pay in cash, 1/30th of the original principal amount of $7,222,222 of the Senior Notes, or approximately $241,000 per month plus unpaid accrued interest to the holders of the Senior Notes.  At any time during the term of the Senior Notes, Shea has the right to prepay in cash, all or a portion of the principal amount of Senior Notes at 110% of the principal amount then outstanding plus accrued interest to the date of repayment.  If Shea becomes party to any change of control transaction as defined in the Agreement, or if Shea agrees to sell or dispose any of its assets in one or more transactions (whether or not that sale or disposal would constitute a change of control transaction), Shea would then be required to offer to repay, in cash, the aggregate principal amount of the Senior Notes then outstanding at 115% of the principal amount plus unpaid accrued interest to the date of repayment.

The Senior Notes are secured by a first lien on all of the assets of Shea and its subsidiaries.  Among the restrictions defined in the Senior Notes, the terms of the Senior Notes prohibit the issuance of new senior debt, limit the repurchase of any equity securities outstanding, the investment in or acquisitions of securities of another person or third party entity, restrict payment of dividends, payments for capital expenditures and payment of other debts subordinate to the Senior Notes.  In addition, Shea must maintain specific debt and interest coverage ratios as defined by the Senior Notes.  Within ninety (90) days from the Closing Date, Shea is required to authorize and approve a reverse stock split of its Common Stock whereby after a reverse split Shea will have no more than 25,000,000 shares of Common Stock outstanding.

The terms of the Senior Notes also required that debt existing at closing be repaid or subordinated to the Senior Notes.  As a result, Shea (i) repaid notes payable of approximately $249,000, and (ii) entered into subordination agreements with holders of approximately $563,000 of debt outstanding plus accrued interest at the closing date.  Interest will continue to accrue on the $563,000 of subordinated notes payable and all principal and interest is due within fourteen (14) days following the full and final payment of the Senior Notes.  For entering into the subordination agreements, two holders of notes payable received further consideration of an aggregate of 100,000 shares of Shea Common Stock.  In addition, one officer of Shea agreed to subordinate a note payable of approximately $97,000 to the Senior Notes and two officers agreed to fully settle their notes payable of approximately $304,000 for cash payments of approximately $34,000 and 607,176 shares of Shea Common Stock.

Convertible Series B Preferred Stock

On July 13, 2007, Shea entered into a Series B Preferred Stock Purchase Agreement  with accredited investors (the “Investors”) to issue 4,600,000 shares of Convertible Series B Preferred Stock (“Series B Shares”) and warrants to purchase 9,477,000 shares of Common Stock (the “Series B Warrants”) in return for gross cash proceeds of approximately $4,600,000 before transaction costs.  Shea is required to keep $1,000,000 of the gross proceeds in escrow until the closing of the acquisition of a third company currently in merger discussions with Shea (the “Third Company”).  Shea is required to use the proceeds from the sale of the Series B Shares to pay, in one or more traunches, the cash portions of purchase price (plus any related transaction costs) for the acquisitions of Riptide, Bravera and the Third Company.  If the acquisition of the Third Company is not consummated by September 15, 2007, then the $1,000,000 held in escrow must be returned to the Investors.

The Series B Shares are redeemable three years from the date of issue and may be converted at any time into an aggregate of 9,200,000 shares of Common Stock, representing a conversion price of $0.50 per share.  The Series B Shares accrue dividends at a rate of 4.5% per annum (the “Cash Dividends”) payable monthly in cash.  The payment of the Cash Dividends is subject to the restrictions contained in the Senior Notes.  In addition, the Series B Shares accrue dividends payable at closing in shares of Common Stock at a rate of 4.5% per annum and approximately 1,242,000 shares of Common Stock of Shea were issued at closing to the holders of the Series B Shares as a prepayment of the dividends payable in Common Stock.  Also see the discussion below of Registration Rights.  The Series B Warrants have a term of five (5) years and are exercisable at anytime by the holder at an exercise price of $0.01 per share.

Convertible Series A Preferred Stock

On July 13, 2007, Shea issued 1,000,000 shares of Series A Preferred Stock and warrants for 3,000,000 shares of Common Stock with an exercise price of $0.01 per share and a term of five (5) years in exchange for $1,000,000 in gross cash proceeds before transaction costs.  In addition, the conversion price of all outstanding shares of Series A Preferred Stock was reduced from $1.00 per share to $0.25 per share and additional warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $0.01 per share and a five (5) year term were issued to the holders of previously issued shares of Series A Preferred Stock in return for such holders waiving (i) the anti-dilution and the ratchet provisions set forth in the Certificate of Designations for the Series A Preferred Stock and (ii) agreement that Shea will have 120 days from the closing date of the sale of the Senior Notes and the Series B Preferred Stock to file a registration statement to register the securities previously issued to the holders of Series A Preferred Stock and so that the securities to be issued in connection with the sale of the Senior Notes and the Series B Preferred Stock can all be included in the registration statement required by the registration rights agreements further discussed below.

Registration Rights Agreements

On July 13, 2007, Shea entered into a Registration Rights Agreement with the holders of the Series B Shares.  In addition, on July 13, 2007, Shea entered into Registration Rights Agreement, with the purchasers of the Senior Notes (collectively, the “Transactions”).  The Registration Rights Agreement provides in part that Shea shall prepare and file within 120 days following the closing of the Transactions, a Registration Statement under the Securities Act of 1933, as amended, (the “Act”) covering the shares of Shea’s Common Stock issuable to the Investors upon conversion of the Series A Preferred Stock, conversion of the Series B Shares and exercise of the Warrants issued to the holders of Series A Preferred Stock, Series B Shares and Senior Notes.  These Agreements became effective on July 16, 2007, upon consummation of the Financings. Officers of Shea have executed agreements with the purchasers of the Senior Notes to not directly or indirectly, sell, cause to sell, or offer to sell, enter into any contract or grant any option to sell, pledge, transfer or otherwise dispose of shares of Common Stock owned directly or beneficially by the officer for a period of twelve months from the effective date of the registration statement to be filed by Shea.

Placement Agents

Liberty Company Financial, LLC, Ascendiant Securities, LLC and Securities Research Associates, Inc. served as placement agents for the Transactions and received fees from the sale of the Senior Notes and the Series B Shares in cash of approximately $2,300,000 and a warrant to acquire 1,080,000 shares of Shea Common Stock on the same terms as the Investors.

Transaction Costs

The Company engaged investment bankers, attorneys and other professionals to advise the Company on the Transactions described above.  Total transaction costs incurred for these services are estimated at approximately $1,280,000 in cash and warrants to purchase 2,250,000 shares of Shea Common Stock with an exercise price of $0.01 per shares and a term of five (5) years.

Convertible Subordinated Notes

In connection with the Riptide acquisition, a Shea subsidiary issued $5,000,000 face amount of Convertible Subordinated Notes  to the former shareholders of Riptide (the “Seller Notes”) as payment of a portion of the acquisition consideration.  The Seller Notes are convertible into shares of Shea Common Stock at a conversion price of $1.00 per share.  The Seller Notes have a term of three years with aggregate principal payments of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010.  The Seller Notes are subordinated to the Senior Notes which prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full.  Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (8.25% per annum on July 16, 2007) and is payable on each anniversary date of the note in shares of Common Stock.  The number of shares of Common Stock is computed by dividing the accrued interest by the conversion rate of 1 share for each $1.00 of accrued interest.  Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

Acquisition of Riptide Software, Inc.

On July 16, 2007, Shea completed the closing of the acquisition of Riptide pursuant to the Riptide Agreement and Plan of Merger (“Agreement”).  In exchange for all of the outstanding shares of common stock of Riptide, the Riptide shareholders will receive $4,000,000 in cash, 5,000,000 shares of Shea Common Stock and $5,000,000 in Seller Notes.  In addition, the Riptide shareholders are entitled to receive additional cash consideration should the Riptide business achieve financial performance goals, as defined in the Agreement, during the first and second year following the acquisition date.  If the defined financial performance goals are met, an aggregate of approximately $560,000 plus a variable component of twenty percent (20%) of any excess above the financial performance goal would be payable as additional cash consideration for the acquisition of Riptide.  The acquisition consideration paid at closing was funded by the proceeds of the Senior Notes.  Payment of the Seller Notes plus any future cash consideration is expected to be provided through a combination of cash flow from operations and cash proceeds from future financings.

Acquisition of Bravera, Inc.

In addition, on July 16, 2007, Shea completed the acquisition of Bravera pursuant to the Bravera Agreement and Plan of Merger. In exchange for all of the outstanding shares of common stock of Bravera, the sole shareholder of Bravera received cash of approximately $800,000 at the closing of the Financings with another $700,000 payable at the closing of the acquisition of the Third Company. Approximately $465,000 of the cash payments was allocated to settle liabilities of Bravera at closing.  The sole shareholder also received 3,300,000 shares of Shea Common Stock, 5,000,000 shares of restricted common stock which vest ratably over thirty-six months, and warrants to acquire 2,937,500 shares of Common Stock at an exercise price of $1.00 per share and a five (5) year term, which vest in two traunches of 1,312,500 and 1,625,000 if financial performance goals, as defined in the Agreement and Plan of Merger, are met in anniversary years ending July 16, 2008 and 2009.

In addition, the Bravera shareholder is entitled to receive additional cash consideration should the Bravera business achieve financial performance goals, as defined in the Bravera Agreement and Plan of Merger, during the first and second anniversary year following the acquisition date.  If the defined financial performance goals are met, additional cash consideration would become payable in aggregate amounts of $1,250,000 at the end of the anniversary year on July 16, 2008 and $1,400,000 at the end of the anniversary year on July 16, 2009.  In addition, a variable cash component of twenty percent (20%) of any excess above the defined financial performance goal would be payable on those same anniversary dates as additional cash consideration for the acquisition of Bravera.

As of July 16, 2007, a wholly-owned subsidiary of Shea entered into a Software License and Asset Purchase Agreement to license and acquire the intellectual property held by an entity owned by the sole shareholder of Bravera.  The purchase price is payable in cash and warrants to acquire shares of Common Stock upon the attainment of anniversary year Bravera financial performance goals defined in the Software License and

Asset Purchase Agreement.  If the defined Bravera financial performance goals are met, a cash payment of $1,000,000 becomes payable in calendar year 2007, $500,000 becomes payable on July 16, 2008, $375,000 on July 16, 2009 and $375,000 on July 16, 2010.  In addition, immediately exercisable warrants for 450,000 shares of Common Stock with an exercise price of $1.00 and a five (5) year term were issued on closing on July 16, 2007.

The acquisition consideration paid at closing for Bravera was funded by a portion of the proceeds of the Senior Notes.  Payments of any future cash consideration for Bravera or the intellectual property is expected to be provided through a combination of cash flow from operations and cash proceeds from future financings.

Modification to Rights of Security Holders.

The conversion price of the Series A Preferred Stock outstanding prior to the closing of the sale of the Senior Notes and the Series B Shares was reduced from $1.00 per share to $0.25 per share and additional warrants to acquire 2,400,000 common shares with an exercise price of $0.01 per share and a five (5) year term were issued to the holders of the Series A Preferred Stock in return for waiving (i) the anti-dilution and the ratchet provisions set forth in the Certificate of Designations for the Series A Preferred Stock and (ii) agreement that the Company will have 120 days from the closing date of the sale of the Senior Notes and the Series B Shares to file a registration statement to register the securities previously issued to the holders of Series A Preferred Stock so that the securities to be issued in connection with the sale of the Senior Notes and the Series B Shares can be included in the registration statement required by the registration rights agreements.

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

In this Form 10-QSB, references to “we,” “our,” “us,” “our company,” the “combined companies” refer to Shea Development Corp., a Nevada corporation and Information Intellect, Inc. a Georgia corporation, a wholly owned subsidiary of the Registrant.  “SHEA,” “Shea Development” or the “Registrant” refer to Shea Development Corp.  References to “Information Intellect” refer solely to Information Intellect, Inc.  Certain amounts in prior periods have been reclassified to conform with the current period classifications.  The results of operations and the comparison discussed below are those of Information Intellect.

On March 2, 2007, Shea  acquired Information Intellect, Inc., (“Information Intellect”) a Georgia based hardware and software developer in accordance with the Merger Agreement.  On the Closing Date, pursuant to the terms of the Merger Agreement, we acquired all of the outstanding capital stock and ownership interests of Information Intellect from the Information Intellect Shareholders; and the Information Intellect shareholders transferred and contributed all of their Interests to us. In exchange, we issued to the Information Intellect Shareholders 18,900,000 shares of common stock, or approximately 87% of the combined company’s outstanding shares of common stock the “Information Intellect Common Shares”.  In addition, approximately 8% of the outstanding shares of Shea Common Stock were issued to promoters, officers, directors and other insiders and approximately 5% of the outstanding shares of Shea Common Stock were held by the Shea shareholders prior to the merger. As a result, Information Intellect was determined to be the acquirer for accounting purposes and the transaction has been accounted for as a reverse merger with the historical financial statements of Information Intellect presented for all periods in the financial statements.

Information Intellect develops, markets and licenses a line of enterprise asset management solutions that integrate its software and metering applications through consulting services. Information Intellect was incorporated in 1997 by way of a management led spin-off from the Utilities Division of Electronic Data Systems (EDS). EDS created its Utilities Division in 1992, when it acquired Energy Management Associates (EMA), a provider of utility software since 1975.  In September 2005, Information Intellect merged with Energy Technology Group (“ETG”), located in Ft. Worth Texas.  Prior to the merger, Information Intellect had partnered with ETG as a distributor in several sales territories within the United States.  ETG was formed in 2002, with the principal founders having experience in technology creation and delivery to the electrical industry for over 15 years.  ETG developed Dynamic Virtual Metering™ (DVM™) which is a radio frequency based  automated meter reading (AMR) technology applicable to electric, gas, water and steam meters.

The merger with ETG provided the Company ability to incorporate its cost of service and utility pricing technology from Information Intellect together with the AMR technology provided by ETG. The Company believes that the ability to effectively use utility meter data for operational, service and pricing considerations to be vital for utilities in the very near future. Information Intellect provides the software integration capabilities and utility industry knowledge that is believed to be instrumental to the success of DVM™.  Management expects that the combination of rising energy prices and the impact of the 2005 Energy Bill, will position DVM™ to help utilities meet the changing needs of the industry.

The Company is executing a growth strategy through acquisitions.  In July 2007, the Company closed the mergers of Bravera, Inc. (“Bravera”) and Riptide Software, Inc. (“Riptide”) previously announced in April 2007.  In conjunction with the Bravera and Riptide acquisitions, the Company entered into financing transactions to raise approximately $12 million in funds to pay for the acquisitions and to provide funds for operations.

Results of Operations

We derive the majority of our revenue from sales of hardware products, license fees from software and fees for services provided to small to mid-market utilities.  Revenue may include hardware sales, software license fees, fees received from field and project management services, engineering, consulting and installation services and the pro rata recognition of prepaid fees from post-sale customer software support contracts also referred to as software maintenance.  Costs of revenue include materials, direct labor, direct and indirect overhead and other manufacturing costs, along with other labor and operating costs for installation and project management and the costs associated with customer support contracts.  Cost of services primarily consists of direct labor, some direct materials and overhead associated with the specific projects.

Revenue

	Three Months Ended June 30,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Revenue
Professional service fees	$507,348	$682,942	$(175,594)	(26)%
Software license fees	—	43,200	(43,200)
Customer support contract services fees	258,050	298,866	(40,816)	(14)%
Hardware sales	2,500	229,085	(226,585)
	$767,898	$1,254,093	$(486,195)	(39)%

Revenue for the three months ended June 30, 2007 was $767,898, a decrease of $486,195, or 39% from the revenue of $1,254,093 reported for the three months ended June 30, 2006.  This decrease was due primarily to the reduction in revenue from the conclusion of work on a large consulting contract with a customer in 2006 which accounted for approximately 35% of total revenue during the second quarter of 2006.  In addition, MeterMesh hardware sales declined due to the Company’s decision to stop selling an older design and to redesign the software and hardware for release during 2007.

	Six Months Ended June 30,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Revenue
Professional service fees	$734,079	$1,248,324	$(514,245)	(41)%
Software license fees	150,000	43,200	106,800	247%
Customer support contract services fees	518,258	488,413	29,845	6%
Hardware sales	(1,300)	229,085	(230,385)
	$1,401,036	$2,009,022	$(607,985)	(30)%

Revenue for the six months ended June 30, 2007 was $1,401,036, a decrease of $607,985, or 30% over the revenue of $2,009,022 for the six months ended June 30, 2006.  This decrease was due primarily to the reduction in revenue from the conclusion of work on a large consulting contract with a customer in 2006.  This contract accounted for more than 40% of the first half of 2006 professional services fees.  In addition, MeterMesh hardware sales declined due to the Company’s decision to stop selling an older design and to redesign the software and hardware for release during 2007.

Costs of Revenue

	Three Months Ended June 30,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Costs of Revenue
Professional and customer support services costs	$284,027	$299,300	$(15,273)	(5)%
Hardware cost of sales	2,000	183,268	(181,268)	(99)%
	$286,027	$482,568	$(196,541)	(41)%

Costs of revenue for the three months ended June 30, 2007 were $286,027, a decrease of $196,541 or 41% over the three months ended June 30, 2006.  This decrease is due to a reduction in shipments of our hardware product in 2007.

	Six Months Ended June 30,		Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
Costs of Revenue
Professional and customer support services costs	$451,451	$525,227	$(73,776)	(14)%
Hardware cost of sales	2,000	183,268	(181,268)	(99)%
	$453,451	$708,495	$(255,044)	(27)%

Costs of revenue for the six months ended June 30, 2007 were $453,451, a decrease of $255,044 or 27% over the six months ended June 30, 2006.  This decrease is due to a reduction in shipments of our hardware product in 2007 and a reduction in professional services revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments as well as finance, human resources and information technology functions. SG&A was $1,998,709 for the three months ended June 30, 2007 and $536,584 for the three months ended June 30, 2006.  The increase of $1,462,125, or 272% is the result of higher compensation and benefits expenses due to an increase in the number of employees during the three months ended June 30, 2007 versus the three months ended June 30, 2006.  In addition, we are incurring higher compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.  Also, approximately $450,000 of charges were recorded in the second quarter of 2007 for legal, accounting and professional fees related to the acquisition completed in July 2007.

For the six months ended June 30, 2007 SG&A expense was $3,848,947 versus $1,299,453 for the six months ended June 30, 2006.  The increase of $2,549,495, or 196% is the result of higher compensation and benefits expenses due to the addition of personnel in the sales and marketing departments as well as the hiring of a management team to implement a growth and acquisition strategy.  In addition, we are incurring higher compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.  Also, approximately $620,000 of charges were recorded in the second quarter of 2007 for legal, accounting and professional fees related to the acquisitions completed in July 2007.

Product Development Expense

Product development expense for the three months ended June 30, 2007 was $1,320,751 versus $339,712 for the three months ended June 30, 2006 representing an increase of $981,039, or 289%.  In 2007, the Company entered into a contract with Saama Technologies, Inc. (“Saama”), a technology company and a shareholder of the Company, to assist in the development of the software to be sold in conjunction with the Company’s hardware product. Approximately $817,000 was expensed for the Saama development work during the three months ended June 30, 2007.  The balance of the increase in product development expense in the three months ended June 30, 2007 and the product development expenses incurred during the three months ended June 30, 2006 were internal staff costs, primarily consisting of direct project costs and the salaries, benefits, and related overhead associated with the engineers assigned to the development projects.

Product development expense for the six months ended June 30, 2007 was $1,899,080 versus $647,568 for the six months ended June 30, 2006 representing an increase of $1,251,513 or 193%.  As noted above, in 2007, the Company entered into a contract with Saama, to assist in the development of the software to be sold in conjunction with the Company’s hardware product.  Approximately $1,151,000 was expensed for the Saama development work during the six months ended June 30, 2007.  The balance of the increase in product development expense in the six months ended June 30, 2007 over the product development expenses incurred during the three months ended June 30, 2006 were internal staff costs, primarily consisting of direct project costs and the salaries, benefits, and related overhead associated with a higher number of engineers assigned to the development projects.

Depreciation and Amortization

Depreciation expense increased from $2,871 in the second quarter of 2006 to $11,055 in the second quarter of 2007 and increased from $8,925 in the first six months of 2006 to $22,111 in the first six months of 2007 due to higher levels of depreciable assets.

In 2005 Information Intellect acquired ETG and assigned value to intangible assets with estimated useful lives of three to ten years.  Amortization expense associated with these intangible assets was $242,483 for   the three months ended June 30, 2007 and $242,400 for the three months ended June 30, 2006 and $485,384 for the six months ended June 30, 2007 and $484,800 for the six months ended June 30,2006.

Preferred Stock Dividend

The Company accrues dividends on its preferred stock and presents the dividends as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations.  Preferred stock dividends were $56,000 and $60,375 for the three months ended June 30, 2007 and 2006, respectively.  Preferred stock dividends were $73,797 and $120,750 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of approximately $107,000, negative working capital of approximately $1,657,000 and stockholders’ deficit of approximately $481,000.  Cash and cash equivalents during the first six months of 2007 decreased approximately $298,000.  During the six months ended June 30, 2007, cash used in operating activities was approximately $2.8 million representing a net loss of approximately $5.4 million partially offset by non-cash charges of approximately $507,000 for depreciation and amortization, approximately $68,000 related to stock based compensation expenses and payment of expenses with common stock in lieu of cash and an increase to cash associated with approximately $2 million change in net operating assets and liabilities.  In the six months ended June 30, 2006 cash used in operating activities was approximately $643,000 represented by a net loss of approximately $1.2 million, offset by non-cash charges of approximately $644,000, including depreciation and amortization of approximately $494,000 and stock based compensation charges of approximately $151,000 and a net decrease to cash from a net change in operating assets and liabilities of approximately $87,000.

Cash flows used in investing activities in the first six months of 2007 was approximately $46,000 which represents purchases of property and equipment.  Cash flows used in investing activities in the first six months of 2006 were for the purchase of property and equipment of approximately $53,000.

Cash flows from financing activities during the six months ended June 30, 2007 were approximately $2.5 million.  The Company received approximately $2.6 million, net of transaction costs, from the issuance of 2,800,000 shares of convertible preferred stock, $400,000 from the pending issuance of preferred stock and $100,000 from short term borrowings.  In addition, the Company incurred approximately $400,000 of cost associated with the merger and repaid approximately $146,000 of notes payable and $5,000 of capital leases.  During the six months ended June 30, 2006 cash used in financing activities was approximately $70,000 which was used to make payments against notes payable.

The Company has experienced recurring operating losses in the first six months of 2007 and in 2006. As a growing technology business we continue to require new investment from existing and new sources of capital.  Historically, the Company has had access to sources of additional funds and during July 2007 raised approximately $12 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc.  Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses are expected to provide sufficient cash balances to fund operations. However no assurances can be made that we will continue to have access to capital in the future or on terms or at rates acceptable to us.

Contractual Obligations

A summary of the Company’s contractual obligations at June 30, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$1,192,809	$379,448	$813,361	$—	$—

Capital lease obligations	43,877	8,154	19,849	15,874	—

Operating lease obligations (2)	288,934	130,492	136,152	22,290	—

Purchase obligations	—	—	—	—	—

Other contractual obligations reflected on the registrant’s balance sheet under GAAP: Preferred stock dividends (3)	73,797	73,797	—	—	—
Totals	$1,599,417	$591,891	$969,362	$38,164	$—

(1) Approximately $365,000 of principal balance of the notes payable was paid in full following the financing completed in July 2007 and approximately $14,000 was paid during the ordinary course of business in July 2007.  Another $303,588 was settled in full through the issuance of 607,176 shares of common stock in July 2007.  Finally, the remaining balances of approximately $510,000 were subordinated to the $7.2 million in senior debt raised in July 2007. Should the senior debt be fully paid prior to its maturity in thirty-two months then the maturity of all subordinated debt would accelerate and become due fourteen days after the full payment of the senior debt.

(2) The operating leases are for office space in Georgia and Texas and for computer equipment.  The operating lease commitments for the office spaces reflect contractual and reasonably assured rent escalations under the lease arrangements.

(3)  The preferred dividends are contractually obligated to be paid in shares of common stock of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of operations of the combined company could be materially adversely affected. If that happens, the trading prices of our shares of common stock could decline significantly and could result in a complete loss of your investment.  The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. The risk factors below contain forward-looking statements. See the cautionary statement regarding Forward-Looking Statements above.

THE COMBINED COMPANY HAS A LIMITED OPERATING HISTORY AS A PUBLIC COMPANY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

The Merger between the Registrant and Information Intellect occurred on March 2, 2007. In addition, the acquisitions of Bravera and Riptide have only recently occurred.  They are private companies and their management is new to the requirements of a public company.   Following the merger the management team of Shea is responsible for the operations of and the reporting of the combined company.  The requirements of operating the newly combined company in a public environment are new to this management team and the employees as a whole.  This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of Information Intellect as a private company  prior to the merger.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

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

We are a newly formed public company and recently acquired three private companies that must be combined and integrated under a system of internal control sufficient to provide effective financial reporting.  The Company is implementing new accounting, forecasting and payroll systems to integrate the companies however until these systems have been implemented and the internal control processes fully defined it may be difficult to assess the effectiveness of internal controls over financial reporting.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

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

Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. There can be no assurance that any given proposed acquisition will be able to successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

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

WE DEPEND ON OUR ABILITY TO DEVELOP AND RELEASE NEW PRODUCTS FROM DEVELOPMENT IN A TIMELY AND CONSISTENT MANNER.

Our radio-based MeterMesh hardware products have only recently been released from development available for sale.  Our MeterMesh software products require additional and continuing development to remain competitive with newer technologies and competitive products.  Information Intellect has made, and as the combined company following the acquisitions of Bravera and Riptide, we expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. This product development will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Finally, we may not achieve market acceptance of our new products and solutions.  These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

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

WE DEPEND UPON THIRD PARTY SOURCES FOR DEVELOPMENT SERVICES.

We depend on a third party located in India and the United States to provide development services and delivery in the second quarter of 2007 of a key portion of our radio-based products.  The loss of this third party development provider would require us to find an alternative programming services provider or to employ software programmers to complete the development of this key portion of the product, causing delays in the product release.  Any delays in the product release would cause delays in obtaining and delivering product orders and delay the resulting recognition of revenue as well as an increase in costs and expenses.  In addition, our relationship with this service provider has been excellent but we cannot assure you that we will be successful in maintaining our relationships with this third party resource or that we could replace this third party service provider in a timely manner or at similar contract terms and costs.

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

WE MAY INCUR LIABILITIES ARISING FROM THE USE OF HAZARDOUS MATERIALS.

Our business and our facilities are subject to a number of federal, state and local laws, regulations and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, or exposure to toxic or other hazardous substances and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or were responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, like that of other companies engaged in similar businesses, we use metals, solvents and similar materials, which are stored on site. The waste created by the use of these materials is transported off site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at the off site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that a claim, investigation or liability will not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, will not have a material adverse effect on us.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced operating losses in the first six months of 2007 and during the years ended December 31, 2006 and 2005 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $12 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc.  Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations.  However there can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

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

STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES.

We expect that future operations and acquisitions may be financed through the issuance of equity securities and stockholders could experience significant dilution.   The equity and debt financing completed in July 2007 was dilutive to our existing shareholders.  In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.  We have established an incentive stock award plan for management and employees and  we expect to grant options to purchase shares of our common stock to our management, directors, employees and consultants and we will grant additional options in the future.   The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

Our success depends upon a number of key management, sales, technical and other critical personnel, including our executive officers, the Board of Directors and key employees. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations.  Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

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

Conclusion

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, we noted a weakness in the timely preparation of the minutes of the Board of Directors and the timely documentation in the minutes of the issuance of equity instruments.  The identification of this weakness resulted in a number of reconciliations of the balances of preferred stock, common stock and warrants outstanding and we believe that these additional procedures have resulted in the proper financial reporting.  The Company is addressing this weakness and is implementing processes to improve the timely documentation of equity issuances.  With the additional procedures performed to address this weakness we believe that our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

The Company hired a Chief Financial Officer and a Controller following the quarter ended March 31, 2007 which is expected to strengthen controls over financial reporting in the future.  In addition, we are implementing new accounting, forecasting and payroll systems across the Company and its subsidiaries.  These systems are expected to strengthen internal controls over financial reporting following their implementation by December 31, 2007. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock of which 10,000,000 shares have been designated as Series A Preferred Stock and 20,000,000 have been designated series B Preferred Stock.  The Company has 2,800,000 shares of Series A convertible preferred shares issued and outstanding at June 30, 2007.

Common Stock

At June 30, 2007, the Company has authorized 800,000,000 shares of common stock of which 24,145,000 are issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

A Written Consent of Stockholders to Action Without a Meeting, was executed as of May 22, 2007 pursuant to Section 78.320 of the Nevada General Corporation Law by Stockholders holding approximately sixty-three percent (63%) of the issued and outstanding shares of the Corporation’s Common Stock.  The Written Consent approved the following matters:

(a)      The execution and delivery by the Chairman and CEO of the Corporation of the Agreement and Plan of Merger dated as of April 4, 2007 among the Corporation, Shea Development Acquisition No. 2 Corp. (a wholly owned subsidiary of the Corporation) and Riptide Software, Inc. and certain of Riptide’s shareholders.

(b)      The execution and delivery by the Chairman and CEO of the Corporation of the Agreement and Plan of Merger dated as of April 26, 2007 among the Corporation, Shea Development Acquisition No. 3 Corp. (a wholly owned subsidiary of the Corporation) and Bravera, Inc. and the sole shareholder of Bravera.

(c)      The adoption of the Shea Development Corp. 2007 Stock Option and Performance Awards Plan as previously adopted by the Corporation’s Board of Directors.

(d)      Authorized the Board of Directors, when the Board deemed appropriate, to cause to be filed an amendment to the Corporation’s Articles of Incorporation to change the name of the Corporation to “Bravera, Inc.”

Item 5.  Other Information

None.

Item 6. Exhibits

A.           The following exhibits are included with this Form 10-QSB filing.

Exhibit Number	Description

10.1	Shea Development Corp. 2007 Stock Option and Performance Awards Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a)/15d – 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a)/15d – 14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350
99.1	Pro Forma Financial Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007	SHEA DEVELOPMENT CORP.,
Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and CEO

By: /s/ RICHARD CONNELLY
Richard Connelly
Senior Vice President and CFO