Form 10QSB
period 2007-09-30
Shea Development Corp.
filed 2007-11-14
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Shea Development Corp.

(Exact name of small business issuer as specified in charter)

Nevada	333-130011	20-8514961
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3452 Lake Lynda Drive, Suite 350,Orlando, Florida 32817
(Address of principal executive offices) (Zip Code)

(407) 282-3545

(Issuer's telephone number, including area code)

N/A

(former name, former address, and former fiscal year if change from last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practicable date: 60,609,441 as of November 12, 2007

SHEA DEVELOPMENT CORP.

SHEA DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,506,017	$404,209
Accounts receivable, net of allowance for doubtful accounts of $834,458 at September 30, 2007 and $40,000 at December 31, 2006	4,171,137	413,699
Inventory	786,683	861,136
Prepaid expenses	254,602	25,729
Total Current Assets	6,718,439	1,704,773

Property and equipment, net of accumulated depreciation of $96,231 and $266,495	571,156	188,476

Goodwill	3,046,265	—

Other intangible assets, net of accumulated amortization of $2,511,660 and $1,231,015	6,229,264	2,359,909

Other assets	26,518	98,362
TOTAL ASSETS	$16,591,642	$4,351,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of Senior Notes payable	$2,166,666	$301,178
Current maturities of capital lease obligations	7,339	4,443
Accounts payable and accrued expenses	7,398,639	214,487
Deferred revenue	264,317	515,723
Total current liabilities	9,836,961	1,035,831

LONG-TERM SENIOR NOTES PAYABLE, less current maturities	1,644,068	—
LONG-TERM SUBORDINATED NOTES PAYABLE	5,559,822	1,029,571
NON-CURRENT CAPITAL LEASE OBLIGATION	33,797	44,836

COMMITMENTS AND CONTINGENCIES
Mandatory Redeemable Convertible Series B Preferred Stock and warrants	1,908,898	—
Preferred dividends payable in shares of common stock	129,797	301,875

STOCKHOLDERS’ EQUITY
Shea Development Corp. Series A 8% Convertible Preferred Stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at September 30, 2007 and Information Intellect, Inc. Series A 7% Convertible Preferred Stock, $0.001 par value per share; 3,000,000 shares authorized 2,966,668 shares issued and outstanding at December 31, 2006;	2,800	2,967
Shea Development Corp. common stock, $.001 par value per share; 800,000,000 shares authorized; 60,311,323 shares issued and outstanding at September 30, 2007; Information Intellect, Inc. common stock, $.001 par value per share; 13,000,000 shares authorized; 6,872,890 shares issued and outstanding at December 31, 2006	60,311	6,873
Pending issuance of preferred stock	—	250,000
Additional paid-in capital	15,258,625	6,523,624
Accumulated deficit	(17,843,438)	(4,844,057)
Total stockholders’ (deficit) equity	(2,521,701)	1,939,407
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$16,591,642	$4,351,520

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Revenue
Professional services fees	$3,268,268	$—	$3,268,268	$—
Customer support contract services fees	35,525	—	35,525	—
Hardware sales	16,045	21,047	14,745	250,132
Total Revenue	3,319,838	21,047	3,318,538	250,132

Cost of revenue
Professional and customer support services	2,365,306	—	2,365,306	—
Hardware	4,332	16,838	6,332	200,106
Total cost of revenue	2,369,638	16,838	2,371,638	200,106
Gross Profit	950,200	4,209	946,900	50,026

Operating Expenses
Selling, general and administrative expenses	3,267,892	177,390	6,216,356	563,235
Product development expense	594,293	212,483	2,191,862	381,383
Depreciation and amortization	53,673	8,925	64,876	11,797
Impairment charge	4,200,724	—	4,200,724	—
Amortization of other intangible assets	395,261	242,400	880,645	727,200
Total operating expenses	8,511,843	641,198	13,554,463	1,683,615
Operating loss	(7,561,643)	(636,989)	(12,607,563)	(1,633,589)

Interest income	4,131	3,090	4,929	20,070
Interest expense	(658,761)	(36,853)	(715,917)	(114,536)
Loss from continuing operations before income taxes	(8,216,273)	(670,752)	(13,318,551)	(1,728,055)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(8,216,273)	(670,752)	(13,318,551)	(1,728,055)
Net income (loss) from discontinued operations, net of income taxes	(80,669)	(249,509)	(343,121)	(393,128)
Gain (loss) from discontinued operations, net of income taxes	662,294	—	662,294	—
Net income (loss)	(7,634,648)	(920,261)	(12,999,378)	(2,121,183)
Less preferred stock dividend	(56,000)	(60,375)	(129,797)	(181,125)
Net income (loss) applicable to common stockholders	$(7,690,648)	$(980,636)	$(13,129,175)	$(2,302,308)

Basic and diluted earnings (loss) per share
Loss from continuing operations applicable to common stockholders	$(0.16)	$(0.11)	$(0.42)	$(0.28)
Earnings (loss) from discontinued operations	$0.01	$(0.03)	$0.01	$(0.06)
Net income (loss) applicable to common stockholders	$(0.15)	$(0.14)	$(0.41)	$(0.34)

Basic and diluted weighted average of common shares outstanding	51,320,308	6,822,890	32,241,669	6,822,890

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock
	Number			Number		Additional
	of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	2,966,668	$2,967	$250,000	6,872,890	$6,873	$6,523,624	$(4,844,057)	$1,939,407

Issuance of common stock in lieu of cash for services to obtain preferred stock financing				50,000	50	(50)		—
Issuance of common stock in lieu of payment of note payable and interest expense				69,000	69	103,431		103,500
Liability for preferred stock dividends converted into shares of common stock				226,334	226	301,649		301,875
Issuance of preferred stock	166,668	167	(250,000)			249,833		—
Cancellation of Information Intellect, Inc. preferred and common stock	(3,133,336)	(3,314)		(7,218,224)	(7,218)	10,532		—
Issuance of Shea Development Corp. preferred stock	2,800,000	2,800				2,797,200		2,800,000
Cost associated with issuance of preferred stock						(243,888)		(243,888)
Conversion of Shea Development common shares into post merger common shares				1,245,000	1,245	(1,245)		—
Shea Development common shares issued in exchange for Information Intellect, Inc. preferred and common shares				18,900,000	18,900	(18,900)		—
Costs of purchasing public shell company for reverse merger						(400,000)		(400,000)
Issuance of common shares for acquisition of interest in master distributorship				75,000	75	18,675		18,750
Issuance of common shares for acquisition of Riptide Software, Inc.				5,000,000	5,000	960,000		965,000
Issuance of common shares for acquisition of Bravera, Inc.				3,000,000	3,000	606,690		609,690
Fair value of common shares and warrants issued with the issuance of the Senior Notes				15,797,500	15,798	2,345,758		2,364,555

	Preferred Stock			Common Stock
	Number			Number		Additional
	of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Issuance of common stock in lieu of cash payment of note payable to officers				607,176	607	302,981		303,588
Issuance of common shares for agreeing to subordinate to Senior Notes holders				100,000	100	19,200		19,300
Fair value of common shares and warrants issued with the issuance of the Series B preferred stock				2,197,000	2,197	1,318,092		1,320,289
Series B preferred dividend issued in common shares				92,647	93	(93)		—
Series A preferred stock dividend payable in shares of common stock						(129,797)		(129,797)
Conversion of warrants into common shares				7,397,000	7,397	66,573		73,970
Share based compensation expense				5,900,000	5,900	425,540		431,400
Net loss for the nine months ended September 30, 2007							(12,999,378)	(12,999,378)

Balance at September 30, 2007	2,800,000	$2,800	$—	60,311,323	$60,311	$15,258,625	$(17,843,438)	$(2,521,701)

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,999,378)	$(2,121,183)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from sale of discontinued operations	(662,294)	—
Depreciation and amortization of property and equipment	64,876	11,797
Impairment charge	4,200,724	—
Amortization of other intangible assets	880,645	724,252
Stock based compensation expense	431,440	225,805
Provision for bad debt	57,949	—
Amortization of discount on Senior Notes recorded as interest expense	254,589	—
Accretion of fair value of common shares and warrants issued in associated with Series B stock recorded as interest expense	91,687	—
Common stock issued in lieu of cash for services rendered	—	74,950
Common stock issued in lieu of cash for interest on note payable	11,500	—
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable	(482,316)	420,994
Inventory	74,453	(716,623)
Prepaid expenses and other assets	(12,950)	—
Accounts payable and accrued expenses	3,402,624	313,407
Deferred revenue	442,372	17,690
NET CASH USED IN OPERATING ACTIVITIES	(4,244,079)	(1,048,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(95,934)	(91,229)
Acquisition of Riptide Software, Inc., net of cash acquired	(4,652,314)	—
Acquisition of Bravera, Inc.	(1,779,966)	—
Fee for purchasing public shell for reverse merger	(400,000)	—
Proceeds from sale of intellectual property	1,000,000	—
NET CASH USED IN INVESTING ACTIVITIES	(5,928,214)	(91,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A preferred stock	2,556,110	—
Net proceeds from issuance of Series B preferred stock	3,137,500	—
Net proceeds from issuance of Senior Notes	5,940,000	—
Proceeds from short term borrowings	100,000	—
Proceeds from conversion of warrants into common shares	73,970	—
Proceeds (payments) on capital lease obligations	(8,143)	23,983
Payments on notes payable	(525,336)	(106,404)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	11,274,101	(82,421)
Net increase (decrease) in cash and cash equivalents	1,101,808	(1,222,561)
Cash and cash equivalents at December 31, 2006 and 2005	404,209	1,545,820
Cash and cash equivalents at September 30, 2007 and 2006	$1,506,017	$323,259

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Supplemental cash flow information:
Interest paid	$74,539	$114,536
Income taxes paid	—	—

Non-cash financing items:
Series A preferred dividends accrued and payable in shares of common stock	$129,797	$181,125
Fair value of common shares and warrants issued with Senior Notes	$2,383,855	$—
Fair value of common shares and warrants issued with Series B preferred stock net of accretion	$1,228,602	$—
Conversion of accrued preferred dividends into shares of common stock	$301,875	$—
Payment of notes payable with shares of common stock	$395,588	$—
Shares issued for acquisition of interest in master distributorship	$18,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHEA DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE A -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Events

On March 2, 2007, Shea Development Corp. (“Shea”) a public shell, and Information Intellect, Inc., a private company, merged in a transaction accounted for as a reverse merger. In July 2007, Shea entered into two material definitive agreements, including ancillary agreements, for a senior debt financing and a Series B Preferred Stock offering (the “Financings”) raising approximately $11 million of cash, before transaction costs, to consummate the acquisitions of two private companies, Riptide Software, Inc. and Bravera, Inc. The agreements and transaction are discussed in NOTE C -   ACQUISITIONS and NOTE F-   NOTES PAYABLE.

In August 2007, Information Intellect, Inc. (“Information Intellect”), a wholly owned subsidiary of Shea Development Corp. (“Shea”) and Shea (jointly the “Seller”) sold its Acufile and IntelliPlant Software and associated intellectual property rights (the “Assets”) to PowerPlan Consultants, Inc. (“PowerPlan”). Shea and Information Intellect withdrew from its legacy utility software applications business and closed its office in Marietta, Georgia. However the Seller’s business related to its MeterMesh products located in Ft. Worth, Texas remained unaffected by this transaction. The Assets were sold for $1 million in cash pursuant to an Asset Purchase Agreement (the “Agreement”) between Shea, Information Intellect and PowerPlan dated as of August 14, 2007. The agreement and transaction are discussed in NOTE D -   DISCONTINUED OPERATIONS.

Description of Business

Shea was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management (BPM) company. The Company plans to continue this transition through strategic acquisitions and in July, 2007, the Company completed the acquisition of Riptide Software, Inc.(“Riptide”) and Bravera, Inc. (“Bravera”) Riptide provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control and Communications). Riptide’s enterprise software products provide customers with a wide array of options to make the product their own through a customizable configuration process. Bravera, produces on demand BPM software solutions. They provide Electronic Content Management (ECM) and Business Process Automation (“BPA”) solutions to a wide range of clients in the commercial and government sectors.

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

Information Intellect, Inc. developed, marketed and licensed a line of enterprise asset management software solutions and through the acquisition of ETG, has introduced a software and metering solution to automate the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company. The data can be used for billing, utility delivery load balancing and asset management by the utilities that deploy the software and hardware solutions offered by Information Intellect. Information Intellect was incorporated in Georgia in 1997.

Basis of Presentation

The accompanying consolidated financial statements of Shea and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. On March 2, 2007, Shea, a public shell and Information Intellect, Inc., a private company, merged in a transaction accounted for as a reverse merger. Historical periods presented are those of

Information Intellect, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period reclassifications have been made for discontinued operations and to conform to the current period presentation.

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

Cash and Cash Equivalents

At September 30, 2007 and December 31, 2006, cash and cash equivalents consisted of monies held in checking and savings accounts, as well as money market accounts. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance. The allowance for doubtful accounts, returns and allowances was approximately $834,000 at September 30, 2007 and $40,000 at December 31, 2006. This increase is due to an allowance of approximately $445,000 acquired in the acquisition of Bravera for a customer dispute and taking an allowance of approximately $292,000 for all outstanding receivables related to the discontinued operations.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards 151, Inventory Costs - an amendment of ARB 43, Chapter 4, (SFAS 151), which was effective for inventory costs incurred on or after January 1, 2006. SFAS 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance.

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

Net Loss per Common Share

The Company reports net income (loss) to common shareholders per share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the year. For the quarter ended September 30, 2007 the weighted average shares outstanding were 51,320,308 and 32,241,669 of the nine months ended September 30, 2007. The dilutive effect of the conversion of warrants, the convertible preferred stock and the convertible notes payable was excluded from the earnings per share calculation due to the Company being in a net loss position. For the quarter and nine months ended September 30, 2006 there were 6,822,890 weighted average shares outstanding excluding the effect of stock options for 775,000 shares of common stock as the effect was antidilutive.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the nine months ended September 30, 2007 and 2006 was $44,378, and $71,906, respectively.

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

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements as of and for the quarters ended and nine months ended September 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See NOTE G -    STOCK OPTIONS for further details.

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

Prior to January 1, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -    Transition and Disclosure -    an amendment of FASB Statement No. 123,” (“SFAS No. 148”). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard as required and adoption is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.

NOTE B -   CONCENTRATION OF CREDIT RISK

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

The United States Army accounted for 33%, Marriott Vacation Club International accounted for 31% and two other customers accounted for 20% of total revenues for the quarter ended and nine months ended September 30, 2007. All other customers accounted for less than 10% of revenue on an individual basis. This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated or remain uncollected.

NOTE C -   ACQUISITIONS

On July 16, 2007, the Company completed the acquisition of Riptide pursuant to the Riptide Agreement and Plan of Merger (“Agreement”). In exchange for all of the outstanding shares of common stock of Riptide, the Riptide shareholders received $4,000,000 in cash, 5,000,000 shares of the Company’s common stock and $5,000,000 in notes payable. The shareholders of Riptide became employees of Shea and one employee was appointed an officer and elected a director of Shea following the closing of the merger. In addition, the Riptide shareholders are entitled to receive additional cash consideration should the Riptide business achieve financial performance goals, as defined in the Agreement, during the first and second year following the acquisition date. If the defined financial performance goals are met, an aggregate of approximately $560,000 plus a variable component of twenty percent (20%) of any excess above the financial performance goal would be payable as additional cash consideration for the acquisition of Riptide. The acquisition consideration paid at closing was funded by the proceeds of the Senior Notes. See NOTE D – NOTES PAYABLE. Payment of the shareholder notes payable plus any future cash consideration is expected to be provided through a combination of cash flow from operations and cash proceeds from future financings.

In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of July 16, 2007. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were obtained through an independent third party appraisal which used estimates and assumptions provided by management. The following represents the allocation of the purchase price to the intangible assets and the estimated useful lives associated with the acquisition of Riptide Software, Inc.

		Estimated
	Amount	Useful Life
Identifiable intangible assets and goodwill:
Customer relationships	$4,000,000	6 years
Certification mark	350,000	—
Trade names	400,000	6 years
Goodwill	3,046,265	—
Total	$7,796,265
Consideration:
Cash paid at closing	$4,000,000
Seller notes	5,000,000
Fair value of common stock	965,000
Transaction costs	1,413,255
Net assets assumed	(3,581,990)
Total	$7,796,265

In addition, on July 16, 2007, the Company completed the acquisition of Bravera pursuant to the Bravera Agreement and Plan of Merger. In exchange for all of the outstanding shares of common stock of Bravera, the sole shareholder of Bravera received cash of approximately $800,000 at the closing of the financings with another $700,000 payable at a second closing expected to occur at the closing of the acquisition of another company by Shea. Approximately $465,000 of the cash payments was allocated to settle liabilities of Bravera at closing. The sole shareholder also received 3,000,000 shares of the Company’s common stock in return for the shares of stock outstanding of Bravera, 300,000 shares of the Company’s common stock for signing an employment agreement, 5,000,000 shares of restricted common stock which were to vest ratably over thirty-six months, and warrants to acquire 2,937,500 shares of Common Stock at an exercise price of $1.00 per share with a five (5) year term, and vesting in two traunches of 1,312,500 and 1,625,000 if financial performance goals, as defined in the Agreement and Plan of Merger, are met in anniversary years ending July 16, 2008 and 2009, respectively. The fair value of the 300,000 common shares issued for signing the employment agreement and the vested restricted shares was recorded as stock compensation expense. Upon the closing of the transaction the Bravera shareholder became and employee and an officer of Shea.

In addition, the Bravera shareholder was entitled to receive additional cash consideration should the Bravera business achieve financial performance goals, as defined in the Bravera Agreement and Plan of Merger, during the first and second anniversary year following the acquisition date. If the defined financial performance goals are met, additional cash consideration would become payable in aggregate amounts of $1,250,000 at the end of the anniversary year on July 16, 2008 and $1,400,000 at the end of the anniversary year on July 16, 2009. In addition, a variable cash component of twenty percent (20%) of any excess above the defined financial performance goal would have been payable on those same anniversary dates as additional cash consideration for the acquisition of Bravera. If the amounts are earned an adjustment to the purchase price will be made in accordance with the requirements of SFAS 141.

In addition, as of July 16, 2007, a wholly-owned subsidiary of Shea entered into a Software License and Asset Purchase Agreement to license and acquire the intellectual property held by an entity owned by the sole shareholder of Bravera. The purchase price was payable in cash and warrants to acquire shares of Common Stock upon the attainment of anniversary year Bravera financial performance goals defined in the Software License and Asset Purchase Agreement. If the defined Bravera financial performance goals were met, a cash payment of $1,000,000 may become payable in calendar year 2007, $500,000 may become payable on July 16, 2008, $375,000 on July 16, 2009 and $375,000 on July 16, 2010. In addition, immediately exercisable warrants for 450,000 shares of Common Stock with an exercise price of $1.00 per shares and a five (5) year term were issued at closing on July 16, 2007. The acquisition consideration paid at closing for Bravera was funded by a portion of the proceeds of the Senior Notes.  See NOTE D - NOTES PAYABLE.

In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of July 16, 2007. The excess purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were obtained through an independent third party appraisal which used estimates and assumptions provided by management. The tangible assets and liabilities of Bravera, Inc. as of July 16, 2007 were reviewed and adjusted to their fair value as necessary, including recognizing an additional liability of $747,000 relating to a dispute with a customer. The following represents the allocation of the purchase price to the intangible assets and the associated estimated useful lives.

	Amount	Estimated Useful Life
Identifiable intangible assets and goodwill:
Customer relationships	$400,000	5 years
Goodwill	3,800,724
Total	$4,200724
Consideration:
Cash paid at closing	$800,000
Amount due Bravera shareholder	700,000
Fair value of common stock and warrants	609,690
Transaction costs	979,966
Net liabilities assumed	1,111,068
Total	$4,200,724

On September 29, 2007, the Bravera shareholder resigned his position as an officer of the Company. As a result of his resignation, all potential future payments and the vesting on restricted shares and warrants to the Bravera shareholder were cancelled. In addition, it was determined that at September 30, 2007, the cash flow expectations of the Bravera business had changed requiring the Company to significantly lower its future cash flow expectations. The Company entered into negotiations with the Bravera shareholder to restructure the original terms of the merger agreement and to reduce the consideration paid or payable pursuant to the merger agreement. However, at September 30, 2007, the negotiations had not been concluded and as a result, the Company determined that the goodwill and other intangible assets recorded at the acquisition date of Bravera had been impaired resulting in an impairment charge to operations of $4,200,724. It is anticipated that negotiations may be concluded in the future with a downward adjustment of the acquisition consideration however no assurances may be made that a favorable outcome will be obtained or that the Company may not take other actions considered necessary to obtain a reduction in the acquisition consideration.

Acquisition of Master Distributorship

In July 2007, the Company issued 75,000 shares of Common Stock to the holders of the remaining 50% interest in Energy Technology Group of Texas, a master distributorship of which the Company owned 50%. This transaction increased the Company’s ownership in this entity to 100%. The master distributorship has the rights to sell the Company’s MeterMesh products in the state of Texas and has no assets and no operations.

Pending Acquisition of CaminoSoft Corp.

On September 6, 2007, Shea Development Corp. (“Shea” or “Registrant”), entered into an Agreement and Plan of Merger (the “Agreement”) with CaminoSoft Corp. (“CaminoSoft”) and its wholly-owned subsidiary CC Merger Corp. (“Merger Sub”), pursuant to which the holders of Shea common stock will receive shares of CaminoSoft Common Stock, holders of Shea Series A Preferred Stock will receive 3,800,000 shares of CaminoSoft’s Series A Preferred Stock and holders of Shea Series B Preferred Stock will receive 4,600,000 shares of CaminoSoft Series B Preferred Stock. The CaminoSoft Series A and Series B Preferred Stock (the “Camino Preferred Stock”) will have the same terms and conditions as the Shea Series A and Series B Preferred Stock except that the conversion ratio will be adjusted by the Exchange Ratio provided for in the Agreement. Upon the closing of the Merger, the shareholders of Shea will retain 95.01% and the shareholders of CaminoSoft will retain 4.99% of the fully diluted capital stock of CaminoSoft after giving effect to shares of CaminoSoft Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon the conversion of the Camino Preferred Stock; (iii) issuable upon the exercise of the newly issued options and warrants; and (iv) which will be issued or issuable in connection with financings to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of no less than $0.50 per share.

At Closing, CaminoSoft will assume and adopt the Shea 2007 Stock Option and Performance Awards Plan (the “Shea Option Plan”) and will assume all outstanding stock options issued under the Shea Option Plan and all outstanding Shea warrants will be assumed by CaminoSoft, all of which are subject to adjustment by the Exchange Ratio. Prior to Closing, CaminoSoft will terminate its stock option plan, terminate all of its outstanding stock options, and terminate all of its outstanding warrants.

Prior to the Merger CaminoSoft will cause the holders of its outstanding Convertible Notes and Convertible Debentures to convert such debt instruments into shares of CaminoSoft Common Stock to be followed by a reverse stock split of all of its outstanding shares of Common Stock. In addition, holders of CaminoSoft Common Stock shall be entitled to receive in respect of each share of CaminoSoft Common Stock, warrants to purchase 0.333 shares of CaminoSoft Common Stock following the consummation of the Merger at an exercise price of 110% per share of the share issuance price of the most recent private placement of Shea prior to the Closing Date.

Upon the terms and conditions set forth in the Agreement, Merger Sub will be merged into Shea and Shea will become a wholly owned subsidiary of CaminoSoft. At the Effective Time the directors and officers of CaminoSoft will resign and the directors and officers of Shea at the Effective Time will become the directors and officers of CaminoSoft. For accounting and reporting purposes in accordance with United States generally accepted accounting principles, Shea will be deemed to have acquired CaminoSoft and will account for the Merger using the purchase method of accounting for business combinations. Shea will allocate the purchase price to the net tangible and intangible assets acquired based on their respective fair values at the date of the completion of the Merger. Any excess of the purchase price over those fair values will be recorded as goodwill.

The Closing under the Agreement is subject to customary closing conditions including regulatory approvals, the filing of Proxy Statement - Prospectus and the approval of the shareholders of both companies. The parties anticipate that the Closing will occur during the fourth quarter of 2007.

NOTE D -   DISCONTINUED OPERATIONS

On August 17, 2007 Information Intellect, Inc. (“Information Intellect”), a wholly owned subsidiary of Shea and Shea (jointly the “Seller”) sold its Acufile and IntelliPlant Software and associated intellectual property rights (the “Assets”) to PowerPlan Consultants, Inc., (“PowerPlan”). Shea and Information Intellect withdrew from its legacy utility software applications business and closed its office in Marietta, Georgia. However Shea’s business related to its MeterMesh products located in Ft. Worth, Texas was unaffected by this transaction. The Assets were sold for $1 million in cash pursuant to an Asset Purchase Agreement between Shea, Information Intellect and PowerPlan .

This transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended September 30, 2007. As a result, the Company has reflected the results of operations of its legacy utility software applications business for the three and nine months ended September 30, 2007 and 2006 as discontinued operations. As a result, reported revenues for these periods no longer include any revenue or expense from the legacy utility software applications business. The results from the discontinued legacy utility software applications business, are reported as net income from discontinued operations, net of income taxes in the Statement of Operations. The following table reflects the gain from the disposal of the discontinued legacy utility software applications business and earnings from discontinued operations, net of income taxes for legacy utility software applications business.

September 30, 2007
Legacy utility software applications business sales proceeds	$1,000,000
Reversal of deferred revenue	693,778
Write off of accounts receivable	(292,180)
Write off of furniture, fixture and equipment	(81,066)
Estimated cost to service customers for 12 months	(360,373)
Severance	(127,115)
Equipment lease cancellation	(41,148)
Write off of prepaids and deposits	(16,158)
Future rent payments	(14,440)
Other cost to associated with discontinuing the operations	(99,004)
Gain from sale of discontinued operations, net of income taxes	$662,294

The components of the net (loss) from discontinued operations, net of income tax, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Professional services fees	$300,362	$390,050	$1,034,441	$1,638,375
Software license fees	—	—	150,000	43,200
Customer support contract services fees	144,430	215,794	662,687	704,207
Total Revenue	444,792	605,844	1,847,128	2,385,914

Cost of revenue
Professional and customer support services	193,878	174,603	645,328	699,830
Gross Profit	250,914	431,241	1,201,800	1,685,952

Operating Expenses
Selling, general and administrative expenses	303,060	555,134	1,214,886	1,474,796
Product development expense	28,523	125,616	330,035	604,284
Total operating expenses	331,583	680,750	1,544,921	2,079,080
Net (loss) from discontinued operations	$(80,669)	$(249,509)	$(343,121)	$(393,128)

NOTE E -   INVENTORIES

The details of the inventory balance at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	Decmber 31, 2006
Raw materials	$456,674	$1,246,169
Work in process	396,750	5,456
Finished goods	365,993	79,883
Gross inventory	$1,219,417	$1,331,508
Allowance	(432,734)	(470,372)
Net inventory	$786,683	$861,136

NOTE F –NOTES PAYABLE

Senior Notes

On July 13, 2007, Shea entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Shea Common Stock, par value $0.001 per share (the “Common Stock”) and (iii) warrants to purchase 3,500,000 shares of Shea Common Stock in return for $6,500,000 of cash proceeds after a ten (10) percent debt discount but before transaction costs. The warrants have a term of 5 years and an exercise price of $0.01 per share. The shares of Shea Common Stock and the shares of Shea Common Stock underlying the warrants issued with the Senior Notes are subject to registration rights more fully discussed below. Shea was required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price (plus any related transaction costs) for the acquisitions of Riptide and Bravera. See NOTE C - ACQUISITIONS

On the first business day of each month, beginning January 1, 2008, Shea is required to pay in cash, 1/30th of the original principal amount of $7,222,222 of the Senior Notes, or approximately $241,000 per month plus unpaid accrued interest to the holders of the Senior Notes. At any time during the term of the Senior Notes, Shea has the right to prepay in cash, all or a portion of the principal amount of Senior Notes at 110% of the principal amount then outstanding plus accrued interest to the date of repayment. If Shea becomes party to any change of control transaction, or if Shea agrees to sell or dispose any of its assets in one or more transactions (whether or not that sale or disposal would constitute a change of control transaction), Shea would then be required to offer to repay, in cash, the aggregate principal amount of the Senior Notes then outstanding at 115% of the principal amount plus unpaid accrued interest to the date of repayment.

The Senior Notes are secured by a first lien on all of the assets of Shea and its subsidiaries. Among the restrictions defined in the Senior Notes, the terms of the Senior Notes prohibit the issuance of new senior debt, limit the repurchase of any equity securities outstanding, the investment in or acquisitions of securities of another person or third party entity, restrict payment of dividends, payments for capital expenditures and payment of other debts subordinate to the Senior Notes. In addition, Shea in order to pay cash dividends on any of its outstanding preferred or common stock specific debt and interest coverage ratios as defined by the Senior Notes must be met however, these debt and interest coverage ratio covenants do not place any other restrictions on the Company. Within ninety (90) days from the Closing Date, Shea is required to authorize and approve a reverse stock split of its Common Stock whereby after a reverse split Shea will have no more than 25,000,000 shares of Common Stock outstanding. To meet this requirement, the Company entered into a merger agreement with CaminoSoft Corp. on September 6, 2007, to be accounted for as a reverse merger under GAAP, and by which the number of Shea shares outstanding may be reduced to meet the requirement of the Senior Notes.

The terms of the Senior Notes also required that debt existing at closing be repaid or subordinated to the Senior Notes. As a result, Shea (i) repaid notes payable of approximately $249,000, and (ii) entered into subordination agreements with holders of approximately $563,000 of debt outstanding plus accrued interest at the closing date. Interest will continue to accrue on the $563,000 of subordinated notes payable and all principal and interest becomes due fourteen (14) days following the full and final payment of the Senior Notes. For entering into the subordination agreements, two holders of notes payable received further consideration of an aggregate of 100,000 shares of Shea Common Stock. In addition, one officer of Shea agreed to subordinate his note payable of approximately $97,000 to the Senior Notes and two officers agreed to fully settle their notes payable of approximately $304,000 for cash payments of approximately $34,000 and 607,176 shares of Shea Common Stock.

The following table represents the carrying value of the Senior Notes.

September 30, 2007
Face value of the Senior Notes	$7,222,222
Original note discount	(722,222)
Transaction fees	(560,000)
Fair value of common shares and warrants issued in conjunction with the issuance of the Senior Notes	(2,383,855)
Amortization of note discount recorded as interest expense	254,589
Senior Notes balance at September 30, 2007	$3,810,734
Less current maturities	2,166,666
Long-term Senior Notes payable	$1,644,068

The following table represents the maturity of the Senior Notes payable for the five years subsequent to September 30, 2007.

2007	$—
2008	2,888,889
2009	2,888,889
2010	1,444,444
Thereafter	—
Total	$7,222,222

The following table represents the amortization of the Senior Notes discounts for the five years subsequent to September 30, 2007. The note discount will be amortized over the life of the Senior Notes and recorded as a charge to interest expense.

2007	$305,507
2008	1,222,027
2009	1,222,027
2010	661,927
Thereafter	—-
Total	$3,411,488

Convertible Subordinated Notes

In connection with the Riptide acquisition, a Shea subsidiary issued $5,000,000 face amount of Convertible Subordinated Notes to the former shareholders of Riptide (the “Seller Notes”) as payment of a portion of the acquisition consideration. $2,080,269 is due to an employee of Riptide Software, Inc. who is also an officer and director of the Company. The balance is due to six employees of Riptide who became employees of the Company. The Seller Notes are convertible into shares of Shea Common Stock at a conversion price of $1.00 per share. The Seller Notes have a term of three years with aggregate principal payments, subject to the subordination requirements of the Senior Notes, of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010. The Seller Notes are subordinated to the Senior Notes which prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full. Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (7.75% per annum on September 30, 2007) and is payable on each anniversary date of the note in shares of Common Stock. The number of shares of Common Stock is computed by dividing the accrued interest by the conversion rate of 1 share for each $1.00 of accrued interest. Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

All other notes payable consist of the following:

	September 30,		December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Financial Institutions and Other Non-Related Third Parties

Installment note at prime interest rate plus 2% payable in monthly installments of $14,843, including interest to October 2007, collateralized by all Company assets, assignments of real estate rents and leases, general intangible assets, and a personal guarantee and assignment of a life insurance policy in the amount of $1,100,000 by the Company’s CEO. Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	$—	—	$130,390	$130,390

8% note payable, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are fully paid and then the Company has 14 days to pay this note holder in full.	88,560	—	98,560	7,343

12% subordinate note payable in quarterly payments of interest only installments of $3,000, with principal payments beginning October, 2007 to March, 2010, collateralized by all Company assets. Pursuant to July 2007 senior debt agreement this note was paid in full on July 17, 2007.	—	—	100,000	5,778

6% note payable in monthly installments of $545, including interest. The note is collateralized by computer equipment. . Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	—	—	7,247	2,610

8% note payable in monthly installments of $449, including interest, beginning October 1, 2007. Beginning October 1, 2005, note is interest only until September 30, 2007. Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	—	—	14,338	1,068
Total Subordinated notes payable to financial institutions and other non-related parties	88,560	—	350,535	147,189

	September 30,		December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Shareholders

9% note payable to a shareholder, pursuant to the July 2007 senior debt agreement, a $25,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are fully paid and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	143,391	—	190,450	45,300

8% note payable to a shareholder, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the senior note holders are fully paid and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	189,000	—	291,000	106,826

8% note payable to a shareholder due September 2010, payable in monthly installments of $783, including interest beginning October 1, 2007. Beginning October 1, 2005 note is interest only until September 30, 2007 Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	—	—	25,000	1,863

Non-interest bearing note due to Bravera shareholder that was assumed as part of the acquisition of Bravera, Inc.	50,000	—	—	—
Total Subordinated Notes Payable to Shareholders	382,391	—	506,450	153,989

	September 30,		December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Officers

6% note payable to an officer of the Company due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $9,306 principal plus interest was paid to the note holder. No other principal or interest payments may be made to this note holder until the senior note holders are fully paid and then the Company has 14 days to pay this note holder in full.	88,871	—	101,961	—

6% note payable to an officer of the Company due December 2009. Pursuant to the terms of the July 2007 senior debt agreement, $18,038 principal plus interest was paid to the note holder and the remaining principal balance of $151,787 was converted into 303,574 shares of the Company’s common stock in July 2007.	—	—	197,643	—

6% note payable to an officer of the Company due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $15,895 principal plus interest was paid to the note holder and the remaining principal balance of $151,801 was converted into 303,602 shares of the Company’s common stock in July 2007.	—	—	174,160	—
Total Subordinated Notes Payable to Officers	88,871	—	473,764	—
Total subordinated notes payable	559,822	—	1,330,749	$301,178
Less current maturities	—		301,178
Long-term portion of subordinated notes payable	$559,822		$1,029,571

The maturities of the subordinated notes payable, including Seller Notes, outstanding below are shown following the full payment of the July 2007 senior debt, may be accelerated should the senior debt be paid in full prior to its maturity.

2007	$—
2008	—
2009	—
2010	5,559,822
Thereafter	—
Total	$5,559,822

Interest expense was $624,230 and $114,536 for the nine months ended September 30, 2007 and 2006, respectively.

In accordance the subordination agreements signed pursuant to the terms of the July 2007 senior debt agreement, no remaining principal or interest payments may be made to any debt holders until the senior note holders are paid in full and then the Company has 14 days to pay subordinated the note holders in full. During the nine months ended September 30, 2006, notes payable in the amount of $395,588 were converted into 676,176 shares of the Company’s common stock.

NOTE G -   CAPITAL LEASE OBLIGATION

During the year ended December 31, 2006, the Company acquired equipment under long-term leases. For financial reporting purposes, the present values of the minimum lease payments have been capitalized. One lease expires November 2011, the other in December 2011. As of September 30, 2007, the property under these capital leases had a total cost of $49,750, accumulated depreciation of $5,892 and a net book value of $43,858. The future minimum lease payments under these capital leases at September30, 2007, are as follows:

Total minimum lease payments	$65,703
Less amounts representing interest and taxes	24,567
Present value of net minimum lease payments	41,136
Current maturities of capital leases	7,339
Long-term capital leases less current maturities	$33,797

Aggregate future capital lease payments at September 30, 2007 consist of the following

2007	$1,685
2008	7,253
2009	9,690
2010	12,102
2011	10,406
Thereafter	—
Total	$41,136

NOTE H -   INCOME TAXES

Adoption of FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-   an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

The tax years 2004 through 2007 remain open to examination by the Internal Revenue Service. Income tax returns for state and local tax jurisdictions remain subject to examination for the years 2004 through 2006.

NOTE I -   STOCK OPTIONS AND WARRANTS

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

Stock Option Activity

Prior to the merger on March 2, 2007, the Company had issued options to employees, consultants and stockholders that are not subject to a plan. All stock options issued prior to the merger on March 2, 2007 were cancelled on March 2, 2007. In June 2007, a majority of the Shea shareholders approved the 2007 Stock Option and Performance Awards Plan (the “Plan”) by written consent. Awards for 9,500,000 shares of common stock are authorized under the plan. Awards may be issued in the form of incentive stock options, non-qualified stock options, restricted stock and other forms of stock awards determined under the plan. No stock awards have been granted under the Plan. The following table summarizes the stock option activity for the year ended December 31, 2006 and the nine months ended September 30, 2007:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	775,000	$1.694
Vested and expected to vest at December 31, 2006	321,301	$1.694
Options exercisable at December 31, 2006	321,301	$1.694
Balance at December 31, 2006	775,000	$1.694
Granted	—	—
Exercised	—	—
Cancelled on March 2, 2007	(775,000)	$1.694
Balance at September 30, 2007	—	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated value of the Company’s common stock. As of September 30, 2007, the Company has no outstanding options.

Non-cash stock compensation expense is included in the statement of operations for the three and nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30,
	2007	2006
Costs of revenue	$—	$—
Selling general and administrative expense	56,243	225,805
Product development expense	—	—
Impact on net loss to common shareholders	$56,243	$225,805
Impact on net income per share to common shareholders
Basic and diluted	$0.00	$0.03

Stock Warrant Activity

In March 2007, five-year warrants to purchase 1,400,000 shares of common stock at an exercise price of $1.15 per share with a fair value at the date of issuance of $95,480 were recorded as a charge to additional paid-in capital. These warrants were issued to the Series A preferred share holders.

In July 2007, five-year warrants to purchase 10,700,000 shares of common stock at an exercise price of $0.01 per share at a fair value at the date of issuance of $1,958,100 were issued to the holders of the Senior Notes and the Series B preferred stock. Also, five-year warrants to purchase 3,247,000 shares of common stock at an exercise price of $0.01 per share at a fair value at the date of issuance of $603,942 were issued to the placement agents of the Senior Notes and the Series B preferred stock. Five-year warrants to purchase 2,937,500 shares of common stock at an exercise price of $1.00 per share were issued to the Bravera shareholder in conjunction with the acquisition of Bravera.

See NOTE C -   ACQUISITIONS. These warrants become exercisable if certain performance goal for Bravera were obtained. Five-year warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share at a fair value at the date of issuance of $30,690 were issued for the intellectual property held by an entity owned by the sole Bravera shareholder.  Also, five-year warrants to purchase 800,000 shares of common stock at an exercise price of $1.15 per share at a fair value at the date of issuance of $54,560 were issued in association with the placements of the Senior Notes and the Series B preferred stock and the acquisitions.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2007:

	Outstanding Warrants
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	—	—
Granted	22,834,500	$0.31
Exercised	(7,397,000)	$0.01
Cancelled	—	$0.00
Balance at September 30, 2007	15,437,500	$0.49

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006
Risk-free interest rates	4.75 - 5.01%	4.62%
Expected lives	0 - 5years	5.75years
Dividend yield	0%	0%
Expected volatility	80%	77%
Weighted-average volatility	80%	77%

The Company was privately held prior to March 2, 2007 and had no active trading market for its common stock, therefore the Company’s computation of expected volatility is based the volatility of a publicly traded competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock. The Company has a very thinly traded market for its common stock due to a limited number of freely tradable shares of stock. Therefore the Company uses the average of the volatilities of a basket of stocks of companies in the business process management industry, adjusted for a premium due to the limited trading volume of the Company’s stock. The Company’s computation of expected life was determined based on the guidance provided in Staff Accounting Bulletin 107. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE J -   STOCKHOLDER’S EQUITY

Preferred Stock

The Company has authorized 60,000,000 shares of Preferred Stock of which 10,000,000 shares have been designated as Series A Preferred Stock and 20,000,000 are Series B Preferred Stock,

Convertible Series A Preferred Stock

The Company has 2,800,000 shares of Series A Convertible Preferred Stock, par value per share of $0.001, (the “Series A Stock”) issued and outstanding at September 30, 2007. In March 2007, the Company received gross proceeds of approximately $2,800,000, before transaction costs of approximately $900,000, in connection with the issuance of 2,800,000 shares of the Series A Stock, and issued warrants to purchase 1,400,000 shares of Common Stock at an exercise price of $1.15 per share. The holders of the Series A Stock may convert the Series A Stock into shares of Common Stock at any time at a conversion rate of $1.00 per share. As a result of the financing transactions that the Company completed in July 2007, the conversion rate was reduced to $0.25 per share and the holders of the Series A Stock received additional warrants to acquire 1,500,000 shares of common stock at an exercise price of $0.01 per share. The Company is required to register the shares of Common Stock underlying the Series A Preferred Stock and all of the warrants issued in the July 2007 preferred stock offering with the Securities and Exchange Commission for resale pursuant to Registration Rights Agreements entered into with the holders of the Series A Preferred Stock. The Series A Stock accrues dividends at a rate of 8% per annum and payable in shares of Common Stock for the first year outstanding and payable in cash thereafter, subject to the restrictions of the Senior Notes.

Prior to the merger on March 2, 2007, Information Intellect had authorized 3,000,000 shares of preferred stock and has 2,966,668 shares of convertible preferred shares issued and outstanding at December 31, 2006. In November 2006, Information Intellect issued 666,668 shares of its preferred stock in exchange for $1,000,002 in cash proceeds. The preferred stock was convertible into Information Intellect’s common stock at a conversion rate of $1.50 per share and accrued dividends at a rate of $.105 per share, payable quarterly and upon approval of the board of directors, the first four quarterly dividend payments may be paid in shares of common stock. In February 2007, the board of directors approved a stock dividend in the amount of 226,334 shares of Information Intellect’s common stock be issued to satisfy the dividend obligation of $301,875 at December 31, 2006. Effective with the merger on March 2, 2007 all shares of Information Intellect preferred stock outstanding were exchanged for common stock of Shea.

Convertible Series B Preferred Stock

The Company has 3,600,000 shares of Series B Convertible Preferred Stock, per value par share of $0.001, (the “Series B Stock”) issued and outstanding at September 30, 2007. On July 13, 2007, the Company entered into a Series B Preferred Stock Purchase Agreement with accredited investors to issue 4,600,000 shares of Series B Stock and warrants to purchase 9,477,000 shares of Common Stock (the “Series B Warrants”) in return for gross cash proceeds of approximately $4,600,000 before cash transaction costs of $462,500. The Company was required to use the proceeds from the issuance of the Series B Stock to pay, in one or more traunches, the cash portions of purchase price (plus any related transaction costs) for the acquisitions of Riptide, Bravera and the Company’s next acquisition. Because the next acquisition was not completed at the time of the issuance of the Series B Stock, one investor required the Company to place $1,000,000 of the gross proceeds in escrow until the earlier of September 15, 2007 or the closing of the next acquisition by Company. The next acquisition was not consummated by September 15, 2007 and the $1,000,000, plus accrued interest was returned to the investors and 1,000,000 shares of Series B Stock were returned by the investors

The Series B Stocks are redeemable three years from the date of issue and as a result are classified outside of equity on the balance Sheet. The Series B Stock may be converted at any time into an aggregate of 7,200,000 shares of Common Stock, representing a conversion price of $0.50 per share. The Series B Stock accrues dividends monthly at a rate of 4.5% per annum payable quarterly in cash subject to the restrictions of the Senior Notes. In addition, the holders of the Series B Stock received 972,000 Shares of Common Stock at closing representing a prepaid dividend as defined in the Series B Stock agreements. Also, see the discussion below of Registration Rights. The Series B Warrants have a term of five (5) years and are exercisable at anytime by the holder at an exercise price of $0.01 per share.

The following table represents the carrying value of the Series B preferred stock.

September 30, 2007
Fair value of the Series B Stock	$3,600,000
Reduced by:
Transaction fees payable in cash	(462,500)
Fair value of prepaid dividend and warrants issued in conjunction with the issuance of the Series B Stock	(1,320,289)
Total	1,817,211
Accretion of fair value of prepaid dividends and warrants	91,687
Series B Stock balance at September 30, 2007	$1,908,898

The fair value of the common stock issued as prepaid dividends and the warrants were recorded as reduction to additional paid-in capital and will accrete over the term of the Series B Stock.

Common Stock

At September 30, 2007, the Company has authorized 800,000,000 shares of common stock of which 60,311,323 are issued and outstanding. In conjunction with the merger completed on March 2, 2007, the Information Intellect common shares outstanding on March 2, 2007 were converted into an aggregate of 18,900,000 shares of the Company’s common stock. The 18,900,000 shares of the Company’s Common Stock are unregistered, restricted and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of the Series A Stock.

On July 16, 2007, 8,300,000 shares were issued as part of the consideration paid for the acquisitions of Riptide Software, Inc. and Bravera, Inc.; 12,797,000 shares were issued to the Senior Notes holders; 4,950,000 shares were issued in conjunction with the Senior Notes and Series B Stock transactions; 100,000 shares were issued to holders of notes payable in return for entering into subordination agreements, 607,176 shares were issued to holders of notes payable in return for converting the notes payable to equity and 972,000 shares were issued as a prepayment for the Series B preferred stock dividend.

During the first nine months of 2007, 4,875,000 of the Company’s common shares have been issued to directors, officers and employees as a result of the various financings and other services performed. The fair value the 4,875,000 shares of common stock of approximately $431,440 was charged to stock compensation expense.

At December 31, 2006, Information Intellect had 13,000,000 authorized shares of common stock of which 6,872,890 were issued and outstanding. In February 2007, Information Intellect issued 69,000 shares of its common stock to a shareholder in lieu of cash payment for a note payable of $92,000 plus $11,500 of related interest expense. The Information Intellect common shares and preferred shares outstanding on March 2, 2007 were converted into the right to receive an aggregate of 18,900,000 shares of the Company’s Common Stock.

NOTE K -   RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company had notes payable to three officers and three stockholders totaling $980,214. Interest accrues monthly and interest paid to these parties was $32,989 and $43,485 for the first nine months of 2007 and 2006, respectively. During the nine months ended September 30, 2007 principal payments aggregating approximately $163,000 were made to these note holders. Approximately $24,000 of principal was paid to one of the note holders during 2006. The Company believes that the terms and conditions of the notes were made on an arms-length basis at the time they were consummated. See NOTE D – NOTES PAYABLE for a discussion of the settlement and subordination of the notes pursuant to the terms of the Senior Notes. Interest accrues monthly, however no principal or interest payments may be made until the Senior Notes are paid in full. Two of the notes payable to officers were settled in return for approximately $34,000 in cash and 607,176 shares of common stock. As of September 30, 2007, only one of the officers’ notes and two of the shareholders notes are outstanding with a total balance of $421,262.

In connection with the Riptide acquisition, a Shea subsidiary issued $5,000,000 face amount of Convertible Subordinated Notes to the former shareholders of Riptide who became employees of the Company (the “Seller Notes”) as payment of a portion of the acquisition consideration. A former Riptide shareholder who became an officer and director of the Company holds a Seller Note with a principal balance of $2,080,269. Accrued interest payable to these former Riptide shareholders aggregates $84,444 at September 30, 2007. Interest accrues monthly, however no principal or interest payments may be made until the Senior Notes are paid in full. See NOTE F – NOTES PAYABLE for a more compete discussion of the Seller Notes.

In addition the Riptide shareholders who became employees of the Company were issued 5,000,000 shares of the Company’s common stock as payment of a portion of the acquisition consideration. Of this amount, 2,080,269 shares were issued to an employee of Riptide Software, Inc. who is now an officer and director of the Company.

At September 30, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration amount due to the Bravera shareholder or entities controlled by the Bravera shareholder. The payments would be made in a subsequent closing. In addition, a liability is recorded for $130,000 representing an advance of funds made by the Bravera shareholder following the acquisition. Payment of these liabilities is subject to the completion of a settlement agreement. See NOTE C - ACQUISITIONS

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on October 31, 2012. This office building is owned by an entity controlled by two employees of the Company, one of which is an officer of the Company. The Company believes that the terms and conditions of the lease were made on an arms-length basis and the monthly rent payments were representative of market rates for similar facilities at the time that the lease agreement was consummated.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Stock transaction. Approximately $1,362,973 was charged by Saama for software development services during the first nine months of 2007. At September 30, 2007 a liability to Saama of approximately $952,000 is recorded in the balance sheet. In addition, a member of the Company’s board of directors, who receives a director’s fee of $7,500 per month from the Company, is also a director of Saama Technologies, Inc.

During the first nine months of 2007, 4,875,000 of the Company’s common shares have been issued to directors, officers and employees as a result of the various financings and other services performed. The aggregate fair value of these shares of approximately $431,440 has been charged to stock compensation expense.

On September 6, 2007, the Company entered into a merger agreement with CaminoSoft Corp. A member of the Company’s board of directors is also a member of the board of directors of CaminoSoft. See NOTE C – ACQUISITIONS.

NOTE L -   COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2007 future minimum lease payments under non-cancelable operating leases primarily for office space were as follows:

Minimum lease payments
2007	$179,659
2008	475,538
2009	448,856
2010	376,623
2011	292,871
Thereafter	245,573
Total	$2,019,120

The Company leases office space for its operations in Fort Worth, Texas under an operating lease, the base term of which expires on June 30, 2010. The Company leases office space for its operations in Reston, Virginia under an operating lease, the base term of which expires on June 30, 2010. This space is own by the Bravera Shareholder. The Company leases office space for its operations in Orlando, Florida under two operating leases, the base terms of which expire on December 31, 2007. The Company will be relocating its Orlando, Florida operations to a new leased office space in Oviedo, Florida. This lease is an operating lease, the base term of which expires on October 31, 2012. This lease space is own by an officer of the Company and another employee of the Company. See NOTE K – RELATED PARTY TRANSACTIONS. The Company also had an office lease for space in Marietta, Georgia that expired on October 31, 2007. The Company closed this office. The Company does not have any obligations that extend beyond the base terms of these leases. All leases contain escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases”, FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases”, and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases”, the Company records rent expense on facility leases on a straight-line basis. Rent expense for the nine months ended September 30, 2007 and 2006 was $212,719 and $67,199, respectively.

Legal Matters

In the first quarter of 2007, Bravera, Inc. received a demand letter from an U.S. government customer seeking a refund of approximately $747,000 alleged “overpayments” on the government contract performed by Bravera during the years end December 21, 2006 and 2005. Bravera’s legal counsel responded to that demand, citing the fact that all of Bravera’s work on that contract was ordered, approved, accepted and paid for by the cognizant contract managers. The government did not respond to Bravera’s legal counsel and Bravera then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia. That Court denied the injunction on jurisdictional grounds. Bravera has a pending appeal before the United States Court of Appeals for the Fourth Circuit. It is the government’s contention in the litigation that, although government officials did order and accept all of the Bravera’s work on the subject contract, some of those officials were not authorized to bind the government contractually. In addition to the demanded refund, Bravera had an outstanding invoice for $444,935 for the completed government contract, which has been fully reserved. Upon acquiring Bravera, the Company accrued an additional $747,000 for the dispute.

From time-to-time, the Company may become involved in litigation or receive claims on various matters which are considered routine to the conduct of the business. The Company believes that none of these routine actions, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations, though any adverse decision in these matters or costs of defending or settling such claims could have a material adverse effect on our business. No liability for any potential claims, asserted or unasserted, was determined necessary to be recorded at September 30, 2007 and December 31, 2006.

NOTE M -   SUBSEQUENT EVENTS

Agreement and Plan of Merger with CRI Advantage, Inc.

On November 7, 2007, the Company and its wholly-owned subsidiary Shea Development Acquisition No. 4 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger with CRI Advantage, Inc. (“CRI”) pursuant to which the Company will acquire all of the outstanding stock of CRI in a cash and stock transaction. The acquisition will be accomplished by the merger of Merger Sub into CRI, with CRI surviving the merger as a wholly-owned subsidiary of the Company. The aggregate purchase price is payable in 5,900,000 shares of the Company’s  Common Stock and $3,500,000 in cash before transaction costs primarily consisting of legal, accounting and advisory fees. At closing, $350,000 and 1,500,000 shares of Company Common Stock will be placed in escrow pending CRI achieving profitability goals during the year ending December 31, 2008. In addition, the Company expects to assume estimated CRI debt and other liabilities of approximately $2,300,000 at closing. The Closing of the merger is subject to customary closing conditions including the raising of the $3,500,000 in cash through a debt and/or equity financing transaction. The parties anticipate that the Closing will occur in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Results of Operations

On March 2, 2007, Shea, a public shell and Information Intellect, Inc. (“Information Intellect”), a Georgia based hardware and software developer merged in a transaction accounted for as a reverse merger whereby Information Intellect was deemed the accounting acquirer and therefore, the historical financial statements of Information Intellect became the historical financial statements of Shea following the merger. Information Intellect operated two business units. The first business was a line of legacy asset management software products and implementation services whereby the business unit licensed its software solutions and provided implementation services to companies operating in the utility industry. The other business unit within Information Intellect operates under the name MeterMesh and has a line of products that automates the collection of electric, gas and water meter usage data at the source for billing, load management and control purposes. Both businesses were operated and accounted for separately. On August 17, 2007, we sold the intellectual property rights and exited the legacy asset management software business. The results of operation of the legacy asset management software business have been excluded form the results of continuing operations and are presented as discontinued operations in all periods presented.

On July 16, 2007, we acquired Bravera, Inc. (“Bravera”), a software and business process services company located in Reston, Virginia  and Riptide Software, Inc. (“Riptide”), a custom software programming and information technology services company located in Orlando, Florida. Our results of operations include the revenue and operating expenses of Bravera and Riptide from July 16, 2007 the date of acquisition through September 30, 2007.

Our strategy to grow the business through acquisitions continued when in September 2007 we announced that we had entered into a merger agreement with CaminoSoft Corp., a software and services company located in Westlake Village, California. CaminoSoft develops and manufactures software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. In November 2007, we announced that we entered into a definitive agreement to acquire CRI Advantage, Inc. located in Boise, Idaho (“CRI”). CRI is an information technology consulting and managed services firm with a core focus in the government and commercial industries.  At September 30, 2007 neither of these transactions had closed. Therefore, the results of operations of these two companies have not been included in our results of operations for the three and nine months ended September 30, 2007.

Revenue

	Three Months Ended September 30,
	2007	2006
Revenue
Professional service fees	$3,268,268	$—
Software license fees	—	—
Customer support contract services fees	35,525	—
Hardware sales	16,045	21,047
	$3,319,838	$21,407

Revenue for the three months ended September 30, 2007 was $3,319,838 and includes the revenue of our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $444,792 of revenue classified as discontinued operations for the period July 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business. Revenue of $21,047 for the three months ended September 30, 2006 represents the revenue from continuing operations and excludes $605,845 of revenue classified to discontinued operations. Revenue classified as continuing operations consists of fees earned from providing professional services including custom programming services, information technology services and staff augmentation. In addition, we recognize revenue from customer support contracts from the Bravera software business and from sales of the MeterMesh hardware and software products.

	Nine Months Ended June 30,
	2007	2006
Revenue
Professional service fees	$3,268,268	$—
Software license fees	—	—
Customer support contract services fees	35,525	—
Hardware sales	14,745	250,132
	$3,318,538	$250,132

Similarly, revenue for the nine months ended September 30, 2007 was $3,318,838 and includes the revenue of our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $1,847,128 of revenue classified as discontinued operations for the period January 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business. Revenue of $250,132 from for the nine months ended September 30, 2006 represents the revenue from continuing operations and excludes $2,385,782 of revenue classified to discontinued operations. Revenue classified as continuing operations consists of fees earned from providing professional services including custom programming services, information technology services and staff augmentation. In addition, we recognize revenue from customer support contracts from Bravera’s software business and from sales of the MeterMesh’s hardware and software products. Revenue from the MeterMesh hardware sales declined in 2007 over 2006 due to our decision to stop selling an older design of the software and product and to redesign the software and hardware released during 2007.

Revenues from the U.S. government directly or through other U.S. government contractors accounted for 60% of our total revenues for the three and nine months ended September 30, 2007.

Costs of Revenue

	Three Months Ended September 30,
	2007	2006
Costs of Revenue
Professional and customer support services costs	$2,365,306	$—
Hardware cost of sales	4,332	16,838
	$2,369,638	$16,838

Costs of revenue for the three months ended September 30, 2007 was $2,369,638 and includes the costs of revenue of our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $193,878 of professional and customer support services costs from our legacy asset management software business classified as discontinued operations for the period July 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business. Costs of $16,838 for the three months ended September 30, 2006 represent costs of revenue from continuing operations and excludes $174,603 of professional and customer support services costs from our legacy asset management software business classified as discontinued operations.

	Six Months Ended June 30,
	2007	2006
Costs of Revenue
Professional and customer support services costs	$2,365,306	$—
Hardware cost of sales	6,332	200,106
	$2,371,638	$200,106

Costs of revenue for the nine months ended September 30, 2007 was $2,371,638 and includes the costs of revenue of our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $645,328 of professional and customer support services costs from our legacy asset management software business classified as discontinued operations for the period January 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business. Costs of $200,106 for the nine months ended September 30, 2006 represents cost of hardware from our MeterMesh business and excludes $699,830 of professional and customer support services costs related to our legacy asset management software business classified as discontinued operations. We expect to see increases in costs of revenue in the future as we acquire more businesses and add new services and product offerings for sale across all of our businesses.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments as well as finance, human resources and information technology functions. SG&A was $3,267,892 for the three months ended September 30, 2007 and includes $1,103,222 of SG&A from our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $303,060 of SG&A related to our legacy asset management software business classified as discontinued operations for the period July 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business. SG&A for the three months ended September 30, 2006 was $177,390 and excludes $555,134 of SG&A related to our legacy asset management software business classified as discontinued operations..

SG&A was $6,216,356 for the nine months ended September 30, 2007 and includes $1,103,222 of SG&A from our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 and excludes $1,214,886 of SG&A related to our legacy asset management software business classified as discontinued operations for the period January 1, 2007 through August 17, 2007, the date of our exiting the legacy asset management software business.   SG&A for the nine months ended September 30, 2006 was $563,235 and excludes $1,474,796 of SG&A related to our legacy asset management software business classified as discontinued operations.

Increases in SG&A in the three and nine months ended September 30, 2007 relate to the SG&A from the new businesses acquired and higher compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007. Also, approximately $380,000 of charges for the three months ended September 30, 2007 and $1,000,000 of charges for the nine months ended September 30, 3007 were recorded for legal, accounting and professional fees related to the acquisition activity that was not capitalizable. We expect to continue see increases in SG&A in the future as we acquire more businesses and increase staffing in sales, marketing and business development functions.

Product Development Expense

Product development expense for the three months ended September 30, 2007 was $594,293 versus $212,483 for the three months ended September 30, 2006. Product development expense for the three months ended September 30, 2007 includes approximately $267,000 of expense preformed by outsourced third party development contractors and excludes approximately $29,000 of development expense related to our legacy asset management software business classified as discontinued operations.  Product development expense for the three months ended September 30, 2006 excludes $125,616 of development expense related to our legacy asset management software business classified as discontinued operations.

Product development expense for the nine months ended September 30, 2007 was $2,191,862 versus $381,383 for the nine months ended September 30, 2006. Product development expense for the nine months ended September 30, 2007 includes approximately $1,418,000 of expense preformed by outsourced third party development contractors and excludes approximately $330,000 of development expense related to our legacy asset management software business classified as discontinued operations.  Product development expense for the nine months ended September 30,2006 excludes $604,284 of development expense related to our legacy asset management software business classified as discontinued operations.

The increases in product development expense of approximately $382,000 and $1,810,000 for the three and nine months ended September 30, 2007, respectively, over the same periods of 2006 were due to more product development projects in process and the use of third party contractors to assist with the higher volume of development activity during 2007. In 2007, we entered into a contract with Saama Technologies, Inc. (“Saama”), a technology company and a shareholder of the Company, to assist in the development of the software to be sold in conjunction with the MeterMesh hardware product. Approximately $212,000 and $1,363,000 was expensed during the three and nine months ended September 30, 2007, respectively, for the Saama development work. The balance of the increase in product development expense both the three and nine month periods of 2007 over 2006, were related to increases internal staff costs, primarily consisting of higher direct project costs and higher salaries, benefits, and related overhead associated with the increase number of engineers assigned to the development projects. During the third quarter of 2007 we discontinued using Saama for augmenting our development work. In additions, we reduced the number of engineers working on development projects. Therefore, we expect product development expense to decline from the levels experienced in 2007.

Depreciation, Amortization

Depreciation expense increased from $8,925 in the third quarter of 2006 to $53,673 in the third quarter of 2007 and increased from $11,797 in the first nine months of 2006 to $64,876 in the first nine months of 2007. Depreciation expense from our newly acquired businesses, Bravera and Riptide, from July 16, 2007, the date of acquisition, through September 30, 2007 was 37,163.

In 2005 Information Intellect acquired ETG and assigned value to intangible assets with estimated useful lives of three to ten years. Amortization expense associated with these intangible assets was $242,400 for the three months ended September 30, 2007 and $242,400 for the three months ended September 30, 2006 and $727,784 for the nine months ended September 30, 2007 and $727,200 for the nine months ended September 30,2006. On July 16, 2007, we acquired Riptide Software, Inc. and Bravera, Inc. and assigned value to intangible assets. Amortization expense associated with the Riptide’s intangible assets for the three and nine months ended September 30,2007 was $152,779.

Impairment Charge

On September 29, 2007, the former Bravera shareholder resigned his position as an officer of the Company. As a result of his resignation, all potential future payments and the vesting on restricted shares and warrants to the Bravera shareholder were cancelled. In addition, it was determined that at September 30, 2007 the cash flow expectations of the Bravera business had changed requiring us to significantly lower future cash flow expectations from the Bravera business. We entered into negotiations with the Bravera shareholder to restructure the original terms of merger agreement and to reduce the consideration paid or payable pursuant to the merger agreement. However, at September 30, 2007 the negotiations had not been concluded and as a result, we determined that the goodwill and other intangible assets recorded at the acquisition date of Bravera had been impaired resulting in an impairment charge to operations of $4,200,724. It is anticipated that negotiations may be concluded in the future with a downward adjustment of the acquisition consideration however no assurances may be made that a favorable outcome will be obtained or that we may not take other actions considered necessary to obtain a reduction in the acquisition consideration.

Preferred Stock Dividend

The Company accrues dividends on its preferred stock and presents the dividends as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations. Preferred stock dividends were $56,000 and $60,375 for the three months ended September 30, 2007 and 2006, respectively. Preferred stock dividends were $129,797 and $181,125 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of approximately $1,506,000, negative working capital of approximately $3,119,000 and stockholders’ deficit of approximately $2,522,000. Cash and cash equivalents during the first nine months of 2007 increased approximately $1,102,000. During the nine months ended September 30, 2007, cash used in operating activities was approximately $4,244,000 representing a net loss of approximately $12,999,000 which included a gain of approximately $662,000 for the sale of discontinued operations. This loss was partially offset by non-cash charges of approximately $946,000 for depreciation and amortization, approximately $4,200,000 relating to the impairment , approximately $443,000 related to stock based compensation expenses and payment of expenses with common stock in lieu of cash, approximately $346,000 in non-cash interest expense associated with the amortization of the Senior Notes discount and accretion of the fair value of the common shares and warrants issued with the Series B stock and approximately $58,000 relating to a provision for returns and bad debt and an increase to cash associated with approximately $3,400,000 change in net operating assets and liabilities.  In the nine months ended September 30, 2006, cash used in operating activities was approximately $1,049,000 represented by a net loss of approximately $2,100,000, offset by non-cash charges of approximately $1,072,000, including depreciation and amortization of approximately $736,000 and stock based compensation charges and payment of expenses with common stock in lieu of cash of approximately $301,000 and a net decrease to cash from a net change in operating assets and liabilities of approximately $35,000.

Cash flows used in investing activities in the first nine months of 2007 was approximately $6,275,000 which represents cash expended for the acquisitions of Riptide. of approximately $4,652,000 and Bravera of approximately $1,780,000, purchases of property and equipment of approximately $96,000. The cash used to acquire these companies and capital expenditures were partially offset by the $1,000,000 in cash received from the sale of intellectual property of the legacy asset management software business unit. In addition, the Company expended approximately $400,000 of cash to acquire the Shea public shell in the March 2, 2007 merger transaction. Cash flows used in investing activities in the first nine months of 2006 were for the purchase of property and equipment of approximately $91,000.

Cash flows from financing activities during the nine months ended September 30, 2007 were approximately $13,100,000. The Company received approximately $2,556,000, net of cash transaction costs, from the issuance of 2,800,000 shares of the Series A Stock, $3,100,000, net of cash transaction costs from the issuance of 3,600,000 shares of the Series B Stock and $100,000 from short term borrowings, $5,900,000, net of cash transaction costs and original note discount from the proceeds of the Senior Notes, and approximately $74,000 from the conversion of $0.01 warrants into common shares. In addition, repaid approximately $525,000 of notes payable and $8,000 of capital leases.  During the nine months ended September 30, 2006 cash used in financing activities was approximately $82,000, approximately $106,000 which was used to make payments against notes payable which was partially offset from the proceeds of a capital lease.

We have experienced recurring operating losses in the first nine months of 2007 and in 2006. As a growing technology business we continue to require new investment from existing and new sources of capital. Our growth strategy through acquisitions requires that we raise funds from debt or equity investors to pay for  the acquisitions. On November 7, 2007 we entered into a merger agreement to acquire CRI Advantage, Inc. (“CRI”) with a closing condition that we raise sufficient funds to pay the $3,500,000 cash portion of the consideration plus transaction costs. Historically, we have had access to sources of additional funds and during July 2007 raised approximately $10,000,000 to fund the acquisitions of Bravera and Riptide and we are in the process of raising funds for the acquisitions of CRI. Funds from new financings and the cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute our growth strategy of acquiring technology businesses. However no assurances can be made that we will continue to have access to capital in the future or on terms or at rates acceptable to us.

Contractual Obligations

A summary of the Company’s contractual obligations at September 30, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$13,482,044	$2,866,667	$10,615,377	$—	$—

Capital lease obligations	41,136	7,339	19,849	13,948	—

Operating lease obligations (2)	2,019,120	563,257	867,851	588,012	—

Purchase obligations	—	—	—	—	—

Other contractual obligations reflected on the registrant’s balance sheet under GAAP: Preferred stock dividends (3)	129,797	129,797	—	—	—
Totals	$15,672,097	$3,567,060	$11,503,077	$601,960	$—

(1) The face value of the Senior Notes is included in the Note Payable balance.

(2) The operating leases are for office space in Florida, Virginia, Georgia and Texas and for computer equipment. The operating lease commitments for the office spaces reflect contractual and reasonably assured rent escalations under the lease arrangements.

(3) The preferred dividends are contractually obligated to be paid in cash or shares of common stock of the Company, subject to the payment restrictions of the Senior Notes.

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

The Merger between the Registrant and Information Intellect occurred on March 2, 2007. In addition, the acquisitions of Bravera and Riptide have only recently occurred. They are private companies and their management is new to the requirements of a public company.  Following the merger, the management team of Shea is responsible for the operations of and the reporting of the combined company. The requirements of operating the newly combined company in a public environment are new to this management team and the employees as a whole. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of Information Intellect, Riptide or Bravera as private companies prior to their acqusitions and merger. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of, and provide a report on, the effectiveness on our internal control over financial reporting for the year ending December 31, 2007.  In addition, for the year ending December 31, 2008, our independent registered public accounting firm will be required to audit management’s assertions as to the effectiveness of internal control over financial reporting. In order to comply with this requirement, we must establish an ongoing program to perform the system and process assessment and the testing necessary provide the assessments and to report on the effectiveness of our internal control over financial reporting. We have not completed the establishment of an ongoing program or the process of performing the assessment. Also, we expect that the cost of this program will require us to incur significant expenses and to devote additional time and resources to Section 404 compliance on an ongoing basis.

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

WE ARE DEPENDENT ON THE UTILITY INDUSTRY, WHICH HAS EXPERIENCED VOLATILITY IN CAPITAL SPENDING.

Our MeterMesh business unit derives its revenues from sales of products and services to the utility industry. Purchases of our products may be deferred as a result of many factors including regulatory decisions, weather conditions, rising interest rates, utility specific financial situations and general economic downturns. In the future, we may experience variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

UTILITY INDUSTRY SALES CYCLES CAN BE LENGTHY AND UNPREDICTABLE.

Sales cycles with customers in the utility industry are generally long and unpredictable due to political influences, customers’ budgeting, purchasing, and regulatory processes that can take longer that expected to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.  Delays in completing these processes can cause delays in purchasing and variability to our financial projections and could adversely affect results of operations. Also, purchases of our MeterMesh products are expected to be in large quantities which could take weeks or months to deploy adding volatility to reported revenue and cash flows from operations.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

A large portion of our customers base includes federal and state agencies, small municipalities, utility co-operatives and utility companies. These public sector customers are subject to budget cycles often dictated by law or the legislation of the local government agency. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications and cancellations, and government audits.

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

We expect that the companies that we have acquired or may acquire in the future will continue to grow organically. One of our strategies is to grow organically through increasing the distribution and sales of our products to commercial and public sector customers within the United States. Our primary targeted customers are federal, state and local government agencies, as well as commercial customers ranging from mid-market to Fortune 500 companies. There are many obstacles to entering such new markets, including, but not limited to, budget cycles, appropriation of funds, the political climate within the government agencies and the capital resources available to to our customers. These factors may lengthen sales cycles and delay revenue to future periods or not at all. Longer sales cycles allow competitors that could have greater capital resources available to them to penetrate our targeted markets and limit our ability to grow revenue as planned. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

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

Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition, expectations of cash flows at the date of acquisition could be significantly different once the acquired business is integrated into our existing operating structure. If there is an adverse change in expected cash flows we may experience an impairment charge to our results of operations. There can be no assurance that any given proposed acquisition will be able to successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

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

WE DEPEND UPON THIRD PARTY SOURCES FOR DEVELOPMENT SERVICES.

We depend on third parties located outside and inside the United States to provide development services. The loss of these third party development providers would require us to find an alternative programming services provider, to divert existing programming resources away from existing projects to these projects or to employ additional software programmers to complete the development of the projects, causing delays in product releases or deliveries of services to our customers. Any delays in the planned releases by these third party providers would cause delays in obtaining and delivering product and service orders and delay the resulting recognition of revenue as well as an increase in costs and expenses. In addition, our relationship with these service providers has been excellent but we cannot assure you that we will be successful in maintaining our relationships with these third party service providers or that we could replace these third party service providers in a timely manner or at similar contract terms and costs.

WE MAY FACE WARRANTY EXPOSURE THAT EXCEEDS OUR RECORDED LIABILITY.

In the future, as we begin to sell our radio-based products we may be required provide product warranties for varying lengths of time. In anticipation of warranty expenses, we will establish allowances for the estimated liability associated with product warranties and product-failure related costs. However, these warranty and related product failure allowances may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures.

OUR SOFTWARE MAY HAVE DEFECTS AND ERRORS THAT COULD LEAD TO A LOSS OF REVENUES OR PRODUCT LIABILITY CLAIMS.

Our software products and custom programming services use complex development technologies and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite quality control testing, we may not detect errors in our new products or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products:

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

OUR KEY MANUFACTURING FACILITIES ARE CONCENTRATED.

A portion of our revenue is planned to come from our radio-based products, which we manufacture in our Ft. Worth, Texas facility and from our custom programming facility in Orlando, Florida. In the event of a significant interruption in production at either of these facilities, considerable time and effort could be required to establish alternative facilities, which would have a material adverse effect on our business, financial condition and results of operation. We do not yet have a written disaster recovery plan to provide for continuation of production in the event of a disaster. We have insurance to cover the loss of property in the event of a disaster but an inability or delay in finding alternative manufacturing capabilities following a fire, tornado or other disaster would cause delivery delays to customers and would have a material adverse effect on our results of operations, cash flow and financial condition.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced operating losses in the first nine months of 2007 and during the years ended December 31, 2006 and 2005 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $10 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc. Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations. However there can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

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

ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE UTILITY INDUSTRY IN PARTICULAR MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES AND MARGINS.

The market for our MeterMesh products depends on various economic conditions including those affecting government purchasing trends within the utility industry as a whole and specifically the small to medium size electric, water and as utility companies and co-operatives and the municipalities they serve. Any slowdown in spending or tightening of utility company and government budgets may cause potential customers to delay or cancel projects, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cancel projects or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic instability, and we cannot predict how these conditions may affect our customers or business.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls.

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-QSB we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls

Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-QSB, is; (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, we noted a weakness in the timely preparation of the minutes of the Board of Directors and the timely documentation in the minutes of the issuance of equity instruments. The identification of this weakness resulted in a number of reconciliations of the balances of preferred stock, common stock and warrants outstanding and we believe that these additional procedures have resulted in the proper financial reporting. The Company has addressed this weakness and has implemented processes to improve the timely documentation of equity issuances. With the additional procedures performed to address this weakness we believe that our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

The Company hired a Chief Financial Officer and a Controller following the quarter ended March 31, 2007 which is expected to strengthen controls over financial reporting in the future. In addition, we are implementing new accounting, forecasting and payroll systems across the Company and its subsidiaries. These systems are expected to strengthen internal controls over financial reporting following their implementation expected to be completed by December 31, 2007. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings of the Registrant and Information Intellect

In the first quarter of 2007, Bravera, Inc. received a demand letter from an U.S. government customer seeking a refund of approximately $747,000 alleged “overpayments” on the government contract performed by Bravera during the years end December 21, 2006 and 2005. Bravera’s legal counsel responded to that demand, citing the fact that all of Bravera’s work on that contract was ordered, approved, accepted and paid for by the cognizant contract managers. The government did not respond to Bravera’s legal counsel and Bravera then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia. That Court denied the injunction on jurisdictional grounds. Bravera has a pending appeal before the United States Court of Appeals for the Fourth Circuit. It is the government’s contention in the litigation that, although government officials did order and accept all of the Bravera’s work on the subject contract, some of those officials were not authorized to bind the government contractually. In addition to the demanded refund, Bravera had an outstanding invoice for $444,935 for the completed government contract which has been fully reserved. Upon acquiring of Bravera, the Company accrued an additional $747,000 for the dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of unregistered equity securities issued during the three months ended September 30, 2007 are listed below. The proceeds of the preferred stock and debt transactions were used to acquire Riptide and Bravera as well as for general corporate purposes.

					Common
					Stock
					Underlying
					Notes
				Warrants	Payable or
				to purchase	Convertible
		Preferred	Common	Common	Preferred
Date Sold	Description of Unregistered Equity Securities	Stock	Stock	Stock	Stock

July 16, 2007	Common stock and warrants issued with the Senior Notes (1)		12,797,500	3,500,000
July 16, 2007	Series B convertible preferred stock and warrants (1)(2)(3)	3,600,000		6,477,000	9,200,000
July 16, 2007	Common stock issued at closing as a prepaid dividend to holders of Series B convertible preferred stock		972,000
July 16, 2007	Warrants issued as consideration for waiver of provisions of the Series A Preferred Stock (1)			1,000,000
July 16, 2007	Common stock issued to settle notes payable to officers (4)		607,176
July 16, 2007	Common stock issued in consideration of debt subordination (5)		100,000
July 16, 2007	Common stock and warrants issued for Bravera acquisition (6)		3,300,000	2,937,500
July 16, 2007	Common stock award vesting monthly over thirty-six (36) months beginning July 1, 2007		5,000,000
July 16, 2007	Common stock and warrants issued to acquire Bravera intellectual property (7)			450,000
July 16, 2007	Common stock issued to acquire Riptide (8)		5,000,000		5,000,000
July 16, 2007	Common stock issued to officers and directors (9)		3,550,000
July 16, 2007	Common stock and warrants issued to placement agents and others in lieu of cash for transaction fees		1,025,000	3,370,000
July 16, 2007	Common stock and warrants issued to others		325,000	400,000
	Totals	3,600,000	32,676,676	18,134,500	20,200,000
	Warrants exercised during the quarter ended September 30, 2007		7,397,000	(7,397,000)
		3,600,000	40,073,676	10,737,500	20,200,000

(1)	The warrants have a term of five (5) years and are exercisable at any time by the holder at $0.01 per share.
(2)

At the closing of the Series B Preferred Stock transaction $1,000,000 was put in into escrow subject to the terms of the terms of preferred stock transaction documents. On September 15, 2007 the $1,000,000 was returned to the investor in exchange for retirning 1,000,000 shares of Series B Preferred Stock.

(3)	The Series B Preferred Stock is convertible in to shares of common stock at any time by the holder at a conversion price of $0.50 per share.
(4)	Two officers converted the aggregate note payable principal and unpaid interest amount of $303,588 into shares of common stock in full settlement of the note payable.
(5)

Two holders of approximately $340,000 of principal amount of notes payable received an aggregate of 100,000 shares of common stock in consideration for subordinating the notes payable to the Senior Notes.

(6)

The warrants have a term of five (5) years and have an exercise price of $1.00 per share. If financial performance goals, as defined in the Bravera Agreement and Plan of Merger, are met in years ending July 16, 2008 and 2009, the anniversary dates, then 1,312,500 and 1,625,000, warrants become exercisable on those respective anniversary dates.

(7)	The warrants have a term of five (5) years, and are exercisable at anytime at an exercise price of $1.00 per share.
(8)

Pursuant to the Riptide Agreement and Plan of Merger 5,000,000 shares of stock and Seller Notes of $5,000,000 that are convertible into 5,000,000 shares of common stock were issued to shareholders of Riptide to acquire all of the outstanding common stock of Riptide. Interest accruing to the Seller Notes is payable in shares of common stock

(9)	On July 12, 2007 the Board of Directors approved awards of shares of common stock to officers and directors of the Company. The stock is unregistered and is subject to lock up agreements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

A.          The following exhibits are included with this Form 10-QSB filing.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Pro Forma Financial Information

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007	SHEA DEVELOPMENT CORP.,
Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and CEO

By: /s/ RICHARD CONNELLY
Richard Connelly
Senior Vice President and CFO