Form 10KSB
period 2007-12-31
Riptide Worldwide, Inc.
filed 2008-04-15
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Riptide Worldwide, Inc.

(Exact name of small business issuer as specified in charter)

Nevada	333-130011	20-8514961
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 East Palm Valley Drive, 2nd Floor, Oviedo, FL 32765

(Address of principal executive offices) (Zip Code)

(321)-296-7724

(Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  61,266,442 as of April 11, 2008

RIPTIDE WORLDWIDE, INC.

ii

PART I

Item 1.  Description of Business

Effective January 2, 2008, the Registrant, formerly known as Shea Development Corp., changed its name to Riptide Worldwide Inc. (“Riptide,” the “Company” or the “Registrant”) and trades on the OTCBB under the symbol “RTWW”. Riptide was incorporated in the state of Nevada on February 18, 2005 and acquired Information Intellect, Inc. (“Information Intellect”) on March 2, 2007 in a transaction accounted for as a reverse merger.  Prior to March 2, 2007, Riptide was a shell company and had minimal business activities which were unrelated to its current business activities.  Since the merger on March 2, 2007, Riptide has expanded its products and is transitioning its business into a business process management (BPM) and information technology services company. Riptide has continued this transition through strategic acquisitions and in July, 2007, Riptide completed the acquisition of Riptide Software, Inc.(“Riptide Software”) and Bravera, Inc.  Riptide Software provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control and Communications). Riptide Software’s enterprise software products provide customers with a wide array of options to make the product their own through a customizable configuration process.  On January 30, 2008, Bravera, Inc. changed its name to RTWW Business Services Inc. (“RBS”) and provides outsourced business services to customers including document scanning and management services.  These services are offered to agencies of the federal government including FEMA, (the Federal Emergency Management Agency), as well as commercial customers.  The Company continued to execute its strategy of growth through acquisition and during the latter half of 2007 announced agreements to acquire CRI Advantage, Inc., an information technology consulting firm, WOW Global Corporation, an information technology consulting and staff augmentation company and CaminoSoft, Inc. a software and services company.  These acquisitions are expected to close following the Registrant’s obtaining sufficient funds through a financing to consummate the transactions.

The Information Intellect subsidiary had developed, marketed and licensed a line of enterprise asset management software solutions to companies in the utility industry.  On August 17, 2007, Information Intellect and Riptide sold its Acufile and IntelliPlant Software and associated intellectual property rights to PowerPlan Consultants, Inc., for cash proceeds of $1,000,000. Subsequent to the sale, Information Intellect withdrew from the utility industry market and closed its office in Marietta, Georgia.  The results of operations of the Information Intellect software business are reflected as discontinued operations in the Riptide financial statements for the years ended December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006 Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect, located in Fort Worth, Texas provided software and automated metering solutions, under the MeterMesh brand name, for the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to utility companies.  Information Intellect acquired ETG in September 2005 but had operated the businesses as separate business units.  Due to slow demand for the ETG products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  At the point that I-Sys has paid $750,000 of royalties to Riptide, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys Inc.

Solutions and Services

The Company offers it products and services through each of its subsidiaries and uses the Riptide brand name wherever possible. Through its subsidiaries, Riptide Software and RBS, Riptide offers a diverse set of solutions and products developed using the latest technologies to meet the ever changing demands of business.  Riptide Software is both a Microsoft Certified Partner and a Sun Microsystems Certified Partner and leverages those technologies heavily.  Through its custom programming and services work Riptide Software has developed solutions that improve efficiencies for a wide range of commercial and government customers including the examples described below.

Capability Maturity Model Integration (CMMI®)

Riptide Software is CMMI® Level 3 certified and has developed a process to help organizations achieve this level of certification in less time and at a lower cost.  CMMI is a process improvement approach developed and sponsored by the Software Engineering Institute and Carnegie Mellon University that provides organizations with the essential elements of effective processes. It can be used to guide process improvement across a project, a division, or an entire organization. CMMI helps integrate traditionally separate organizational functions, set process improvement goals and priorities, provide guidance for quality processes, and provide a point of reference for appraising current processes.  Riptide Software has been formally assessed as operating at CMMI® Level 3 and has developed the processes, documentation, templates and artifacts necessary to assist software product or services organizations in achieving CMMI® Level 3 for themselves.  Riptide Software offers this capability by delivering a generic form of the Process Asset Library (PAL) currently used to support CMMI Level 3 activities.  In addition to PAL, Riptide Software has developed a web browser-based application to modify and manage the PAL for organizations before, during and after the assessment. The greatest challenge of attaining Level 3 assessment is developing the processes and documentation that will pass independent assessment. Riptide Software’s PAL has already passed independent assessment and most organizations will be able to use between 80-95% of the PAL without modification. Aside from all the plans, processes, electronic checklists, and training materials, Riptide Software also includes fully completed Practice Implementation Indicator Description (PIID) worksheets for all Level 2 and Level 3 process areas. This asset assists organizations in fulfilling the requirements of a Level 3 assessment by providing real-world examples of each direct and indirect artifact for every required specific and generic goal. Riptide Software also provides expert advisory services to help modify the PAL to fit specific organization requirements.

Banking Performance Management

As a result of a consulting services project with a large software company, Riptide Software developed an enterprise software suite that is targeted toward banking operations that perform millions of transactions per day.  The project requirements included custom software to support Banking Performance Management (BPM), Activity-Based Analysis (ABA) and Activity-Based Costing (ABC). The vision was to create a strategic tool that could analyze an organization’s financial and operational data to provide comprehensive performance management information essential to optimizing resources and achieving profitability objectives. Riptide Software has developed an enterprise software suite with the primary features required by the custom system which are listed below:

•                  Integration of ABC unit cost information with disparate applications such as General Ledger (G/L), cost transfer and Human Resources (HR) to create actionable resource management information

•                  Productivity, efficiency, throughput and capacity utilization measurements can be monitored at user defined periods

•                  Highly flexible analysis and reporting capabilities based on end user requirements

•                  Maintenance of resource and financial data by fiscal year; definition of a Summary Account Catalog; use and definition of analysis ratios; definition of two tolerance ranges for each monthly balance or amount to be analyzed; and definition of amount and percent variances for each monthly balance

•                  Perform monthly calculations on an ongoing basis as new monthly data becomes available

•                  Adjustments to prior reporting period data

The system offers informative and user-friendly query and reporting tools to banking personnel who may not necessarily be computer savvy. The user interface was specifically developed with the end-user in mind from the very early stages of use case analysis. It uses a browser-based interface that utilizes charts and 3-D visualization. ABA is designed for installation on an existing mid-range server and relational database, a configuration that would usually require no incremental information technology investments.

The primary benefits to the customers implementing this solution are:

•                  Delivers meaningful and actionable expense and resource management information, including:

•                  Run rates over time by balance type (actual, budget, forecast)

•                  Informed planning and performance targets

•                  Comprehensive performance variance analyses

•                  Capacity and productivity analyses

•                  Provides process improvements by identifying and quantifying material targets as well as validating improvement results

•                  Aligns certain quality indicators and other relevant information against performance metrics to identify patterns and/or trends against performance results

•                  Through management by exception, ABA provides notifications and alerts when performance thresholds are met or exceeded

•                  Provides comprehensive variance analyses by performance metrics across multiple balance types

•                  Information can be centrally controlled and managed, but deployed into localized performance measurement content and presentation designed to meet specific business manager needs with a desktop browser

A three-tier architecture was developed using Computer Associates’ Jasmine ii middle-ware an object database product that allowed numerous connector technologies to be utilized for expanded capabilities in the future development cycles.  In order to improve overall efficiency of the solution, Riptide Software made a user-friendly interaction with the entire enterprise - not only upper management but also frontline workers. The web enabled costing survey was integrated directly to the database using computer associates Jasmine ii middleware components and Riptide Software’s three-tier architecture to provide seamless integration between data gathered from the work force and automated data analysis to improve overall business performance.

Hospitality Solutions

Riptide Software is a provider of software in the hospitality industry.  The Guest Services Software suite enables hospitality providers to enhance their guest experience using mobile devices.  At the touch of the screen a hotel guest can order room service, housekeeping, engineering, surf the internet, check on flights, and see advertising for hotel products and services. Hotel guests can also access information about local entertainment and restaurants, check web mail, or set up a DVD to watch a movie.

The Resort Management System (“RMS”) is an On Demand, configurable system designed to meet the management needs of any size resort.  Resort and/or time share property management can configure the web based system to oversee operations to a granular level.  Users need flexibility to develop and manage products for the characteristics of each property including purchase benefits, sales commissions, and to manage changes to pricing rules to trigger upon a certain date or sales quantity.

RMS features include:

•                  Inventory Sales Support
The Point-of-Sale features are customizable for each installation. Riptide Software’s RMS can be integrated with most existing corporate resort and inventory systems as well as most existing corporate contracting and customer lead systems.

•                  Property Composition
A property manager can define the physical composition of a resort, specifying buildings, floors, codes, sizes, sleeps (max), units and more.

•                  Property Calendar
Users can also set up and manage property sales, rentals and usage calendars, specifying weeks and activities associated with seasons.

•                  Legal Registration
Users can monitor the status and progress of legal registration for all of your properties. Know when registration is final and when sales can begin. In addition to complying with the law in the registration jurisdiction, this allows property sales packages to be allocated to sales offices where the registration process is completed.

•                  General Manager
Users can enter and track general information associated with each property including: property manager, location, type, amenities, currencies, sales status, rental status, occupancy and more.

•                  Reports
Scalable reporting capability exists, enabling managers, owners, and sales personnel to have insight into multiple layers of data.

•                  Platform Independent
A web-enabled interface accessible via Internet or Intranet means that there is no need to distribute and install separate client applications for each user. It also eliminates separate licensing issues. The solution works with most current corporate firewalls and proxy servers.

•                  Security
Secure access is provided (authentication & authorization) to the RMS application from any location.

•                  Onsite Support Team
Riptide Software provides onsite support for a fee throughout the entire installation and maintenance period.

Travel Supplier Management Systems

The Travel Supplier Management System gives hospitality providers the ability to achieve maximum market penetration and profitability by interfacing directly with global distribution systems and providing rate management.

To be successful in the travel industry requires maximizing digital shelf space by acquiring maximum market penetration through global distribution channels. Connecting a central reservation system to these distribution systems through an existing switch provider or custom created web interface assures seamless connectivity to thousands of travel agents worldwide.  Also critical to a travel supplier’s success is providing an edge over the competition through more affordable rates, superior services, or a combination of the two. Maintaining rates that constantly react to the competition, market demand, and availability help maximize market share and profit margins.

To address these requirements, Riptide Software developed rate management systems for national travel suppliers that combine complex business rules with the competition’s rates and market conditions. These systems can use data pulled automatically from large travel reservation sites like Orbitz and Travelocity, individual travel supplier sites, or by paying monthly subscription fees for direct data feeds. The rates can in turn be uploaded to existing central reservation systems and can be propagated across a global distribution network.

Revenue Management System

Under a project for a large resort company Riptide Software developed an application that included a full Java 2 Enterprise Edition (J2EE) application using a Microsoft Windows-based GUI (using Java Swing components), an Oracle Database and an IBM MQ Series interface to legacy systems.  The resort company had been experiencing rapid growth and found significant inaccuracies and high administration costs in its manual, “paper-based” sales process. The Company attempted to customize a leading CRM application, but determined the application’s generic business processes were significantly different from the client’s processes.  The Company determined that having Riptide Software build a custom system could ultimately provide a unique advantage. A custom system based upon a Service Oriented Architecture (SOA) developed by Riptide Software allowed its customers to capture their complex business rules, institutionalize their business processes, track all critical data and ultimately provide important business intelligence on the efficiency and effectiveness of their operations. Most importantly, it would allow them to keep pace with the explosive growth of their timeshare business.  Working closely with subject matter experts, Riptide Software developed the product configuration module that defined all aspects of the resort products. Various resort characteristics such as the room configuration, unit location, registration phase, construction phase and inventory type are maintained in the revenue management application.

The revenue management system consisted of two applications:

•                  A product management application, which defines the configuration of a “property product” including the room configuration, the amenities, the resort type and any initial purchase benefits; and

•                  a sales application, which allows a distributed sales staff to reserve or sell products.

The system included a distributed system hosted at the resort’s corporate data-center connecting revenue managers located at corporate offices on the wide-area network with inside sales staff at sales offices and remote sales staff at resort locations. The revenue management system incorporates a three-tier architecture providing high performance, scalability and security.

Registered Salesforce.com Consulting Partner

Riptide Software is a Salesforce.com registered consulting partner and offers Salesforce.com consulting services.  Riptide Software provides turn-key Salesforce.com implementation, administration and support for customers of all sizes across diverse industries.  Riptide Software has developed a reference tracking application of the interfaces with Salesforce.com’s platform.  Using Riptide Software’s reference tracking application an organization can record all customers who are references, associate products with the references, associate contacts with both products and references, and associate references with sales opportunities. It is also possible to track standard Salesforce.com activities such as emails, meetings, phone calls, etc. with references, reference contacts, and opportunity references so users can monitor how often a particular reference is being used. The reference tracking application can be customized in the same manner as any of the native Salesforce.com components. An organization can easily add custom fields to any of the reference tracking objects to allow users to track the specific information they require to manage their sales process.

Web Technology

Riptide Software provides web solutions developed using the latest technologies.  The Enterprise Portal System (EPS) has all the functionally needed to deploy a collaborative portal and also provides a robust framework for developing more advanced functionality.  The Conference Registration System is a low cost, easy to use system that allows organizations to quickly register and track participants for events.  In addition to these products Riptide Software offers sophisticated, custom built web sites, Flash applications and browser based applications complemented by high quality Creative Services.

The EPS was developed using the latest Microsoft ASP.NET web technologies and leverages the open source DotNetNuke framework. The portal has an intricate role based security model, where members of the portal are given appropriate roles according to their security level and need. Furthermore, every page and module on a page is permission based and can be configured easily to only be viewed by certain roles. There is a SQL Server 2005 backend database that is used to store all data. Custom module development is developed using the C#.NET 2.0 programming language. The EPS provides rich portal functionality and also provides a robust platform that can be easily expanded and enhanced.  Open source, DotNetNuke components integrate easily into the EPS and complex, custom functionality can be developed using standard development tools.  The EPS is an On Demand solution that can be deployed within an existing infrastructure or hosted within Riptide Software’s secure data center.

The University of Central Florida contracted with Riptide Software to build an application that would collect user registration information for conferences held by the university. The system needed to be developed quickly and allow users to create and manage their user profile information, select from various member types, select the type of registration category, provide payment and confirm transaction verification information.  Although Riptide Software specializes in the development of complex object-oriented applications, the PHP language and MySQL database tools were selected for this application due to the need for limited functions and a requirement to remain within budget constraints. Functional components consisted of a user interface that dynamically generated user screens, controlled program flow and provided database functions (data creation, updates and queries). A simple back office Microsoft Access user interface was also created to allow administrators to quickly access conference registration data. The system required integration with the organization’s membership database using FreeTDS and the University of Central Florida’s ePay System.

Modeling & Simulation Solutions for the Government

Live Training

In support of the US Army Program Executive Office, Simulation, Training and Instrumentation (PEO STRI), Riptide Software built its core program lineage around this training project environment. Dating back to the late 1990’s, Riptide Software’s understanding of enterprise architecture coupled with the use of Java software and techniques enabled the Army to meet its training needs such as instrumentation systems to support home station training, Military Operations in Urban Terrain (MOUT), and digital ranges. Riptide Software’s involvement is pervasive across this training environment and upon delivery of the Targetry Range Automated Control and Recording (TRACR) program, Riptide Software’s solution is expected to be deployed on every US Army training range that uses targetry.

Joint Training Environment

Defined as a training environment to better prepare combatant command staffs, joint task forces and the individual services (Army, Navy, Air Force, Marines, and Coast Guard) to fight as a collaborative team, or a “joint force.”  Riptide Software has provided software development services and support to three of the Department of Defense Services: the Army, the Marine Corps, and the Navy. Additionally, in support of both the US Army PEO STRI and the US Joint Forces Command, Riptide Software provided analysis related to the multiple software architectures (Test and Training Enabling Architecture (TENA) and Common Training Instrumentation Architecture (CTIA) involved with the first Joint National Training Capability (JNTC) exercise. Latencies existed in the data flow between the two architectures, centered predominantly out at the National Training Center (NTC). Riptide Software’s expertise in both the live training environment and with software architectures as a whole enabled Riptide Software to provide keen insight to the US Government to improve the interfaces between the architectures and, in turn, improve future training benefit to the men and women in the military.

Virtual Environment Training Solutions

Virtual simulations inject human-in-the-loop in a central role by exercising motor control skills (e.g., flying an airplane), decision skills (e.g., committing fire control resources to action), or communication skills (e.g., as members of a Command, Control, Communications, and Computers, and Intelligence (C4I) team).  Riptide Software provides two levels of expertise. First, Riptide Software’s integrated virtual training systems with live training systems as part of the larger instrumented range fielding and second Riptide Software’s offered expertise in both ground and air simulator/simulation models. This includes CCTT, FCS, and both rotary and fixed wing flight simulators. Riptide Software also has used DIS and HLA in its integration of virtual simulators.

Army After Action Review

An After Action Review (AAR) is defined by the US Army as a professional discussion of an event, focused on performance standards, that enables soldiers to discover what happened, why it happened, and how to sustain strengths and improve on weaknesses. The objective is to improve individual and collective task performance by providing immediate feedback about how the training or tasks could have been done better.  Riptide Software developed AAR products as part of entire live range control systems for the US Army in the domains of soldier training and operational testing.  An effective AAR makes use of graphical visual tools like 2D maps, graphs and charts; as well as replay or playback of exercise data. A seamless coordination of PowerPoint, video, audio, and tactical screens provide the instructors the tools to successfully present a training package. Depending on the range and the mission, scoresheets and take home packages (THP) are provided to the unit at completion.

Below are short descriptions of programs where Riptide Software developed AAR solutions for the US Army.

Mobile Army Instrumentation Suite (MAIS) - Created for assessing new Army vehicles in field conditions. The MAIS AAR incorporated a 2D Map, the ability to perform replay of all operational status screens in lock step with the map, and a series of very detailed reports presenting vehicle instrumentation for the exercise. The testing community is very concerned with accurately recording any and all instrumentation from all vehicles at all times. This presents unique challenges in delivering an AAR this is readily understandable, yet can be further analyzed to provide all necessary data.

Digital Ranges Training System (DRTS) - Provides live fire DMPRC / DMPTR / BAX support for Soldier training for tank, Bradley, and Stryker vehicles and dismounted troops. The AAR for DRTS is performed within 20 minutes after the completion of an exercise and is conducted in a small theater type setting. Integration of field video, in-vehicle video, audio, 2D map display, playback of tactical screens, and PowerPoint slides showing doctrinal, objective, and general data are shown on two large screen displays. The AAR itself is captured on video and audio and becomes part of the THP. Score sheets that were automatically created by the software system are displayed and discussed with the troops as well. The DRTS AAR is setting the new standard for AAR presentations for the instrumented ranges community.

Combat Training Centers (CTC-OIS) - The CTCs represent the largest of the live training AAR systems. AAR for CTCs occur in one of three locations and types:

•                  Mobile - from a HMMWV in the field

•                  Portable - from a trailer that can be positioned where needed to support Army training goals

•                  Fixed - from a theater

In 2007 Riptide Software was part of the team that has won the contract award for the AAR Technology Capability Group (TCG) for CTC-OIS. The AAR solution incorporates video editing control similar to what is being used currently at television stations, 2D map display, playback, tactical screens, audio, doctrinal slides, general slides, etc. The CTC AAR has a dedicated staff of technicians who specialize in the creation of the AAR and THPs. Riptide Software is proud to be a team member providing this state of the art technology for the training the men and women of the US Army.

Other Services

Riptide Software also provides comprehensive information technology services to organizations of all sizes.  Riptide Software is both a Sun Microsystems and a Microsoft Certified Partner and has expertise in all aspects of information technology including networking and security, server administration, enterprise architecture and custom software development.  Riptide Software offers everything from small project consulting to recruiting to full information technology outsourcing.

In addition Riptide Software provides staffing of IT professionals on a project, contract or permanent basis. Depending on the needs of the client organization, Riptide Software may recommend different staffing models. Riptide Software can provide permanent placement, contracted personnel, project staffing or full outsourcing including the use of offshore resources.

RTWW Business Services (“RBS”)

RBS located in Reston, Virginia, provides document scanning and management services to customers that have a need to electronically store large volumes of documents in an organized easily accessible format.  RBS provides these services to FEMA, the Federal Emergency Management Agency and has processed thousands of claims documents for FEMA that originated from the disaster claims of hurricanes Rita and Katrina.

Marketing

Riptide uses a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, magazines and fact sheets.

Seasonality

Our business is subject to variations throughout the year due to seasonal factors of the US government contracting cycle and the general conditions of the economy in the U.S. and worldwide. These factors include fewer selling days during the summer vacation season, the impact of the December holidays, the budget year of the Federal Government ending on September 30 each year and the related pressure to close out federal purchasing under the expiring budget, and a slow down in expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and fourth calendar quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

Customers

For the year ended December 31, 2007, we derived approximately 37% of our revenues from commercial customers and 63% from federal, state and local government agencies.  Contracts with the US Army represented 33% of our total revenue, contracts with Marriott Vacation International provided 32%of our total revenue and a contract with FEMA, the Federal Emergency Management Agency, provided approximately 10% of our total revenue.  Our relationship with these three significant customers is excellent but the loss of any one, or all three of these customers could have a material adverse effect on our business operations and future results of operations.  The majority of our revenue is earned from providing services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.  Although we can provide no assurances of continuation of this trend many of our customers reissue contracts in subsequent periods because of the operational critically of the services we provide.

Competition

We compete in the business software and services industry segment where the market for our services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of business process management solutions, we compete with various providers of similar services including large and small companies such as BEA Systems, Wipro Ltd., Cognizant Technology Solutions, DemandTech, Inc., Tibco Software, Inc. and other smaller private enterprises competing in the business software and services industry and we expect additional competition from other newly established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our services include functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and company reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Employees

As of December 31, 2007, we employed 103 full-time employees, including 5 in sales and marketing, 5 in research and development, 18 in general and administrative and 75 in professional services and technical support. All of our employees are located in the United States.  Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the business software and services industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

Accountant’s Report

We have received a report from our independent registered public accounting firm for our year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. We have a history of recurring operating losses, have a significant working capital deficiency at December 31, 2007, are in default on various debt agreements and total liabilities exceed total assets.  Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, Risk Factors and Note A to our consolidated financial statements for discussions of some of the conditions that could impact our ability to continue operations under the current business conditions.

Available Information

We are subject to the informational requirements of the Exchange Act. Therefore, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, and other information required to be filed electronically by issuers.

Our principal internet address is www.riptide.com. We make access available free of charge on www.riptide.com, our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-KSB.

Item 2.  Description of Property

Our Company headquarters is located in a 10,900 square foot leased office facility located at 200 East Palm Valley Drive, 2nd Floor, Oviedo, FL 32765.  We lease the office space from an entity controlled by the President of Riptide and the Chief Technology Officer of the subsidiary, Riptide Software under a lease that expires on November 1, 2012 at a rental rate of approximately $26,000 per month which we believe was the fair market value of the rents for similar office space at the signing date of the lease.  In addition, we lease office space to conduct business operations in Reston, Virginia under a lease expiring on July 31, 2010 and in Ft. Worth, Texas under a lease expiring on June 30, 2010.  We believe that the current office space is sufficient to manage our current operations effectively, to handle the anticipated growth of the business in the next twelve months and that sufficient office lease space is available in the markets where we conduct business operations, although no assurance can be given that any additional space may be available when needed or at rates acceptable to the Company.

Item 3.  Legal Proceedings

Upon the acquisition of RTWW Business Services, Inc., formerly Bravera, Inc. (“RBS”), on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS’s prior legal counsel responded to that demand letter, citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. DFAS did not respond to inquiries made by RBS’s prior legal counsel and RBS then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That District Court denied the injunction on jurisdictional grounds. RBS appealed the case before the United States Court of Appeals for the Fourth Circuit, in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007),  where it was still pending as of March 31, 2008. It is the DFAS’s contention that although government officials did order and accept all of the RBS’s work on the subject contract, some of those officials were not authorized to bind the government contractually.  In November 2007, RBS received a payment demand letter from the US Treasury Department  for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  RBS’s legal counsel filed a request with the US Treasury to defer collection activities until the dispute between RBS and DFAS could be settled.  In addition to the demanded refund, RBS had an outstanding invoice in the amount of $444,935 for customer support services performed under the US Navy contract for which the invoice has been recorded and fully reserved due to the uncertainty of payment from DFAS for the work performed.  RBS is in continuing negotiations with the government to resolve the dispute.  A liability of approximately $1,000,000 has been recorded at December 31, 2007 representing the amounts in the US Treasury Department demand letter, however because the final outcome of the settlement is subject to ongoing negotiations a final settlement liability cannot be determined.

On  November 13, 2007 Mr. Christopher Watson, Plaintiff, filed a Summons and Complaint in the Court of Common Pleas, Ninth Judicial Circuit, State of South Carolina, County of Charleston styled Chris Watson, Plaintiff vs Bravera, Inc. and Shea Development Corporation, Defendants.  Plaintiff.  The action seeks recovery of a debt in the amount of $130,000 and alleges breach of contract.  The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at December 31, 2007.

On November 21, 2007  Daniel Island Partners LLC, an entity controlled by Mr. Christopher Watson, filed a summons and complaint in the Magistrates Court, State of South Carolina, County of Berkeley in a case styled Daniel Island Partners, LLC, Plaintiff, vs. Bravera, Inc., Defendant, Case Number 07K-0915.   Plaintiff requests a judgment for $1,638 plus an $80 filing fee for allegedly unpaid rent from October 1 – 23, 2007.  This complaint has since been amended by the Plaintiff and the Plaintiff is now requesting a judgment of $7,500 plus fees and expenses.   The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at December 31, 2007.

On December 12, 2007 Shea Development Corp., Bravera, Inc., and IP Holding of Nevada Corp., Plaintiffs, filed a Summons and Compliant in the United States District Court, Southern District of New York in a case styled Shea Development Corp., Bravera, Inc. and IP Holding of Nevada corp. vs. Christopher Watson and Elizabeth Anne Conley.  The Company is alledging multiple causes of action including fraudulent misrepresentations and seeks damages of not less than $6,500,000 in connection with the Agreement and Plan of Merger pursuant to which the Company acquired Bravera, Inc. from Mr. Watson.  The case is in its early stages therefore we are unable to determine the likelihood of any eventual outcome.

In December 2007, a lawsuit was filed against Bravera, Inc., styled SD2R Partners, LLC Plaintiff vs. Bravera, Inc., Defendant, Civil Action No. 2007-15640, in the Circuit Court for Fairfax County, Virginia.  The plaintiff claims that Bravera, Inc now RBS, breached a lease agreement and owes the plaintiff $167,526, plus various expenses.  RBS denies the claim and intends to vigorously defend this lawsuit. At this early stage of the proceedings, we are unable to determine the likelihood of any eventual outcome or range of any potential loss, if any, and accordingly no liability has been recorded at December 31, 2007.

On January 15, 2008, a suit styled Christopher Watson and Intellectus, LLC, Plaintiffs, vs. Riptide Worldwide, Inc. (f/k/a Shea Development Corp.), Bravera, Inc. and IP Holding of Nevada Corp., Defendants, Case No. 08600114 was filed  in the Supreme Court of the State of New York, County of New York.  Intellectus, LLC is an entity owned and controlled by Mr. Christopher Watson.  Plaintiffs seek damages in excess of $6,000,000.  The Company denies the claim and will continue to vigorously defend this action.  The prosecution of this case is in its early stages and we are unable to determine the likelihood of any eventual outcome or range of any potential loss and accordingly no liability has been recorded at December 31, 2007.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants,  in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company paid the Plaintiff $50,000 of the $315,000 on October 31, 2008 and has accrued the remaining $265,000 plus interest of $5,134 as of December 31, 2007.

On March 8, 2008 a notice of charge of discrimination under Title VII of the Civil Rights Act was received from the Human Affairs Commission, State of South Carolina, with a charge of discrimination by a former employee with RTWW Business Services Inc. (f/k/a Bravera, Inc). The matter was referred by the South Carolina Human Affairs Commission to the United States Equal Opportunity Commission (“EEOC”). Counsel representing RTWW Business Services Inc. has submitted a position statement and the requested documents to the EEOC.   The Company denies the charge and will vigorously defend the claim.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “RTWW.” The following table presents, for the periods indicated, the high and low closing sale prices per share of our common stock during the quarters indicated, as reported on OTCBB.  Prior to March 2, 2007, the date of the merger between the Registrant and Information Intellect, the Registrant was a shell company with limited trading activity.  In addition, the first trade reported by the OTCBB in 2007 occurred on August 8, 2007 which began the daily reporting by the OTCBB of our stock prices.  As a result, the high and low closing prices of our common stock are being reported for the periods subsequent to August 8, 2007.

Fiscal Year 2007	High	Low
For the period beginning August 8, 2007 and ending September 30, 2007	$1.05	$1.01
Fourth Quarter ended December 31, 2007	$0.85	$0.20

Holders of Record

We had 130 stockholders of record as of April 7, 2008.

Dividends on Common Stock

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  In addition, we are restricted from paying cash dividends pursuant to the terms of the Senior Notes dated July 13, 2007, the Series A Preferred Stock Purchase Agreement and the Series B Preferred Stock Purchase Agreement.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	8,268,578	(1)	$0.36	1,231,422
Equity compensation plans not approved by security holders(	—		—	—
Total	8,268,578		$0.36	1,231,422

(1)          Includes stock options for 6,268,578 shares of common stock and 2,000,000 shares of restricted common stock issued to employees, officers and directors under the 2007 Stock Option and Performance Awards Plan approved by shareholders.

(2)          No options, warrants or rights were issued under any equity compensation plan not approved by shareholders.

Item 6.  Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-KSB and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

In this Form 10-KSB, references to “we,” “our,” “us,” “our company,” the “combined companies,” or “Riptide”  refer to Riptide Worldwide, Inc., a Nevada corporation, Information Intellect, Inc., a Georgia corporation, Riptide Software, Inc., a Florida corporation, and RTWW Business Services, Inc., a Florida corporation and all are wholly owned subsidiaries of the Registrant.  “RTWW,” “Riptide” or the “Registrant” refers to Riptide Worldwide, Inc.  References to “Information Intellect” refer solely to Information Intellect, Inc. References to “Riptide Software” refer solely to Riptide Software, Inc.  References to “RBS” refer solely to RTWW Business Services, Inc.   Certain amounts in prior periods have been reclassified to conform to the current period classifications. The results of operations and the comparison discussed below are those of Information Intellect.

This Management’s Discussion and Analysis should be read in conjunction with the Registrant’s consolidated financial statements included in Item 7 – Financial Statements, and capitalized terms used in this Management’s Discussion and Analysis are defined in the Registrant’s consolidated financial statements.

Results of Operations

On January 2, 2008, we changed our corporate name to Riptide Worldwide, Inc. (“Riptide”) from Shea Development Corp.  References to Shea Development Corp. prior to January 2, 2008 have been revised to refer to the Riptide name.

On March 2, 2007, Riptide, a public shell, and Information Intellect, Inc. (“Information Intellect”), a Georgia based hardware and software developer merged in a transaction accounted for as a reverse merger whereby Information Intellect was deemed the accounting acquirer and therefore, the historical financial statements of Information Intellect became the historical financial statements of Riptide following the merger. Information Intellect operated two business units. Each of the businesses were operated and accounted for separately. The first business was a line of legacy asset management software products and implementation services whereby the business unit licensed its software solutions and provided implementation services to companies operating in the utility industry. On August 17, 2007, we sold the intellectual property rights and exited the legacy asset management software business. The results of operations of the legacy asset management software business have been excluded from the results of continuing operations and are presented as discontinued operations in all periods presented.

The other business unit is Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect and does business under the name MeterMesh.  MeterMesh has a line of products that automates the collection of electric, gas and water meter usage data at the source for billing, load management and control purposes. Due to slow demand for the MeterMesh products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  At the point that I-Sys has paid $750,000 of royalties to Riptide, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys, Inc.  This business is expected to receive a royalty stream and to maintain the intellectual property until it can be transferred to I-Sys.  Therefore the results of operations for this business unit do not qualify for classification as discontinued operations.

On July 16, 2007, Riptide entered into two material definitive agreements, including ancillary agreements, for a senior debt financing and a Series B Preferred Stock offering (the “Financings”) raising approximately $11 million of cash, before transaction costs, to consummate the acquisitions of two private companies, Riptide Software, Inc. (“Riptide Software”), a custom software programming and information technology services company located in Orlando, Florida and RTWW Business Services, Inc. formerly Bravera, Inc. (“RBS”) with operations in Reston, Virginia.  Our results of operations include the revenue and operating expenses of Riptide Software and RBS from July 16, 2007 the date of acquisition through December 31, 2007.

Our strategy to grow the business through acquisitions continued when in September 2007 we announced that we had entered into a merger agreement with CaminoSoft Corp., a software and services company located in Westlake Village, California. CaminoSoft develops and manufactures software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. In November 2007, we announced that we entered into a definitive agreement to acquire CRI Advantage, Inc. located in Boise, Idaho (“CRI”). CRI is an information technology consulting and managed services firm with a core focus in the government and commercial industries.  Also, in November 2007, we entered into an Interest Purchase Agreement (the “Agreement”) with WOW Global Corporation, LLC located in Pittsburgh, Pennsylvania (“WOW”) and the two holders of all the outstanding equity interests in WOW pursuant to which Riptide agreed to acquire all of the outstanding equity interests of WOW in a cash and stock transaction.  WOW is an information technology consulting, staffing and services firm.  The closing of these transactions is subject to Riptide raising funds through a debt and/or equity financing.  At December 31, 2007 none of these transactions had closed. Therefore, the results of operations of these three companies have not been included in our results of operations for the twelve months ended December 31, 2007.

Revenue

	Twelve Months Ended December 31,
	2007	2006
Revenue
Professional services fees	$7,225,331	$—
Hardware sales	21,785	377,787
	$7,247,116	$377,787

Revenue for the twelve months ended December 31, 2007 was $7,247,116 and consists primarily of services revenue of our newly acquired businesses, Riptide Software and RBS, from July 16, 2007, the date of acquisition, through December 31, 2007 and excludes $2,159,808 of revenue from the Information Intellect legacy software business classified as discontinued operations. Revenue of $377,787 for the twelve months ended December 31, 2006 represents the revenue from continuing operations and excludes $2,882,072 of revenue from the Information Intellect legacy software business classified to discontinued operations. Revenue classified as continuing operations consists of fees earned from providing professional services including custom programming services, information technology services, scanning services and staff augmentation. In addition, we recognize revenue from sales of the ETG’s hardware and software products. Revenue from the ETG hardware sales declined in 2007 over 2006 due to slowing demand for the MeterMesh products and services.

Revenue from the US federal, state and local government agencies accounted for 63% of our total revenues for the year ended December 31, 2007.  Our revenue is primarily derived from customers based in the United States.

Costs of Revenue

	Twelve Months Ended December 31,
	2007	2006
Costs of Revenue
Professional services costs	$5,137,348	$—
Hardware cost of sales	44,840	298,474
	$5,182,188	$298,474

Costs of revenue consist of primarily the costs of our professional engineers and technical consultants assigned to customer contracts and include their salaries, benefits, direct and indirect overhead costs and specific project direct costs of the contracts.  Hardware costs of sales include the manufacturing costs of the inventory shipped under customer orders plus the costs of the professional consultants assigned to support the customer contract.  Costs of revenue for the twelve months ended December 31, 2007 were $5,182,188 and includes the costs of revenue of our newly acquired businesses, Riptide Software and RBS, from July 16, 2007, the date of acquisition, through December 31, 2007 and excludes $732,572 of professional and customer support services costs from our Information Intellect legacy asset management software business classified as discontinued operations. Costs of $298,474 for the twelve months ended December 31, 2006 represents cost of hardware from our MeterMesh products and services business and excludes $741,145 of professional and customer support services costs related to our Information Intellect legacy asset management software business classified as discontinued operations. We expect to see increases in costs of revenue in the future as we acquire more businesses and add new services and product offerings for sale across all of our businesses.  In addition, we expect that costs of revenue to move up or down with increases or decreases in contract services revenue.  Furthermore, we expect that services revenue from government contracts will have a lower gross margin than the gross margin related to services revenue from commercial contracts and therefore we expect that a change in the mix of government versus commercial contracts will change gross margins accordingly.

Selling, General and Administrative Expense

	Twelve Months Ended December 31,
	2007	2006
Selling, general and administrative expense	$9,194,843	$593,914

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments as well as finance, human resources and internal information technology functions.  SG&A was $9,194,843 for the twelve months ended December 31, 2007 and includes $1,909,844 from our newly acquired businesses, Riptide Software and RBS, from July 16, 2007, the date of acquisition, through December 31, 2007 and excludes $1,482,104 of SG&A related to the Information Intellect legacy asset management software business classified as discontinued. SG&A for the twelve months ended December 31, 2006 was $593,914 and excludes $2,436,256 of SG&A related to the Information Intellect legacy asset management software business classified as discontinued operations.

Increases in SG&A in the twelve months ended December 31, 2007 relate to the SG&A from the new businesses acquired and higher compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007. Also, approximately $1,500,000 of charges for the twelve months ended December 31, 3007 were recorded for legal, accounting and professional fees and expense that are related to the business acquisitions not closed at December 31, 2007. In addition, we have incurred approximately $156,000 in legal expenses during 2007 related to lawsuit expenses.  We expect to continue to see increases in SG&A in the future as we acquire more businesses and increase staffing in sales, marketing and business development functions.

Product Development Expense

	Twelve Months Ended December 31,
	2007	2006
Product development expense	$2,630,298	$557,406

Product development expense for the twelve months ended December 31, 2007 was $2,630,298 versus $557,406 for the twelve months ended December 31, 2006. Product development expense for the twelve months ended December 31, 2007 includes approximately $1,418,000 of expense performed by outsourced third party development contractors and excludes approximately $330,000 of development expense related to our legacy asset management software business classified as discontinued operations.  Product development expense for the twelve months ended December 31, 2006 excludes $800,924 of development expense related to our legacy asset management software business classified as discontinued operations.

The increases in product development expense of approximately $2,073,000 for the twelve months ended December 31, 2007 over the same periods of 2006 were due to more product development projects in process in its ETG business and the use of third party contractors to assist with the higher volume of development activity during 2007. In 2007, we entered into a contract with Saama Technologies, Inc. (“Saama”), a technology company and a shareholder of the Company, to assist in the development of the software to be sold in conjunction with the ETG hardware product. Approximately $1,418,000 was expensed during the twelve months ended December 31, 2007 for the Saama development work. The balance of the increases in product development expense of 2007 over 2006, were related to increased internal staff costs, primarily consisting of higher direct project costs and higher salaries, benefits, and related overhead associated with the increased number of engineers assigned to the development projects. During the third quarter of 2007 we discontinued the Saama relationship for augmenting our development work and in October 2007 reduced our workforce to adjust to the weak demand for the MeterMesh products.  In addition, in March 2008 we reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  Therefore, due to these actions, we expect product development expense to decline in future periods from the levels experienced in 2007.

Inventory write-off

Due to slow demand for the MeterMesh products and services, we determined that the inventory balance on hand was in excess of amounts required to ship against existing and forecasted sales backlog and fully reserved the inventory balances at December 31, 2007.  This resulted in an inventory charge to operations of $780,057.

Depreciation and Amortization

	Twelve Months Ended December 31,
	2007	2006
Depreciation and amortization	$168,584	$13,997
Amortization of other intangible assets	1,306,463	988,544

Depreciation and amortization expense primarily related to property and equipment increased from $13,997 in 2006 to $168,584 in 2007.  Depreciation and amortization expense excludes $21,363 in 2007 and $15,783 in 2006 as these amounts relates to our legacy asset management software business classified as discontinued operations. Depreciation and amortization expense from our newly acquired businesses, Riptide Software and RBS, from July 16, 2007, the date of acquisition, through December 31, 2007 was $156,632.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $1,306,463 for the twelve ended December 31, 2007 versus $988,544 for the year ended December 31, 2006.  The increase is primarily related to business acquisitions during the year ended December 31, 2007.  On July 16, 2007, we acquired Riptide Software and RBS and assigned value to intangible assets. Amortization expense associated with theses intangible assets was $336,112.

Impairment Charge

On September 29, 2007, the former Bravera shareholder resigned his position as an officer of the Company effective October 29, 2007.  In addition, it was determined that at September 30, 2007 the cash flow expectations of the RBS business had changed requiring us to significantly lower future cash flow expectations from the RBS operations.  We subsequently reduced the workforce and operating expense to a level that supported the existing scanning services contracts.  We entered into negotiations with the Bravera shareholder to restructure the original terms of the merger agreement and to reduce the consideration paid or payable pursuant to the merger agreement. However, at December 31, 2007 the negotiations had not been successful and legal actions were initiated and are ongoing.  As a result of these factors, we determined that the goodwill and other intangible assets recorded at the acquisition date of RBS had been impaired and we recorded an impairment charge to operations of $4,781,888.

Due to slow demand for the ETG products and services and our actions to reduce the workforce and operations, we determined that there were not sufficient future cash flows to support the value associated with the unamortized balance of ETG’s intangible assets and the net book value of the property and equipment resulting in an impairment charge to operations of $1,516,354.

Interest Expense

Interest expense increased from $109,086 in 2006 to $1,312,912 in 2007.  The increase was related to new borrowing including the Senior Notes and the Seller Notes.  Non-cash interest in 2007 was $596,405, of which $560,095 related to the amortization of the discount on the Senior Notes.

Registration Rights Penalty

The Company recognized a penalty of $829,000 at December 31, 2007 for not maintaining the Leverage and Fixed Charge Coverage Ratios required under the Senior Notes and for failure to meet the requirements of the Registration Rights Agreements.

Provision for Income Taxes

Provision for income taxes increased from $0 in 2006 to $56,986 in 2007.  The 2007 provision for income taxes is for state income taxes related to the Company’s Riptide Software business.  In addition, $39,983 of state income taxes was recorded in discontinued operations as it related to our legacy asset management software business.

Preferred Stock Dividend

We accrue dividends on the shares of our Series A and Series B Preferred Stock outstanding.  The dividends are presented as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations. Preferred stock dividends were $241,864 and $241,500 for the twelve months ended December 31, 2007 and 2006, respectively.  Due to the restrictions of the Senior Notes we are prevented from paying the dividends in cash.  In lieu of cash dividends, we may issue shares of common stock to the holders of the preferred stock.  During the year ended December 31, 2007 we issued 1,064,647 shares of our common stock as dividends to holders of the preferred stock, of which 972,000 shares of our common stock were issued at closing of the July 2007 financing representing a prepaid dividend as defined in the Series B Preferred Stock Purchase Agreements and have a liability at December 31, 2007 of approximately $56,000 payable in approximately 160,000 shares of our common stock and approximately $186,000 payable in approximately 186,000 shares of Series A Preferred Stock.  In addition, pursuant to the terms of the Series B Preferred Stock offering completed in July 2007 we prepaid dividends of 972,000 shares of our common stock to the holders of the Series B Preferred Stock.  The fair value of these prepaid dividends of approximately $119,000 is being accreted ratably over the thirty-six month term of the Series B Preferred Stock.

Cash Flows Used In Operating Activities

At December 31, 2007, we had cash and cash equivalents of approximately $700,000, negative working capital of approximately $10.5 million and stockholders’ deficit of approximately $9.4 million. Cash and cash equivalents during 2007 increased approximately $333,000. During the twelve months ended December 31, 2007, cash used in operating activities was approximately $5.1 million representing a net loss of approximately $19.9 million which included a gain on sale of discontinued operations of $1,000,000. This loss was partially offset by non-cash charges of approximately $1.5 million for depreciation and amortization, approximately $6.3 million relating to impairment charges, approximately $800,000 related to stock based compensation expenses and payment of expenses with common stock and warrants in lieu of cash, approximately $560,000 in non-cash interest expense associated with the amortization of discount on the Senior Notes, write-off off inventory of approximately $780,000, disposal of equipment of approximately $92,000 and approximately $60,000 relating to a provision for returns, allowances and bad debts and an increase to cash associated with approximately $5.8 million change in net operating assets and liabilities.  In the twelve months ended December 31,  2006, cash used in operating activities was approximately $2.2 million represented by a net loss of approximately $3.3 million, partially offset by non-cash charges of approximately $1.4 million, including depreciation and amortization of approximately $1.0 million, stock based compensation charges and payment of expenses with common stock in lieu of cash of approximately $370,000, and approximately $10,000 relating to a provision for returns, allowances and bad debts and a net decrease to cash from a net change in operating assets and liabilities of approximately $357,000.

Cash Flows Used In Investing Activities

Cash flows used in investing activities in 2007 was approximately $6.0 million which represents cash expended for the acquisitions of Riptide Software of approximately $4.7 million and RBS of approximately $1.8 million, purchases of property and equipment of approximately $126,000. The cash used to acquire these companies and capital expenditures were partially offset by the $1.0 million in cash received from the sale of intellectual property of the Information Intellect legacy asset management software business unit. In addition, we expended approximately $400,000 of cash to acquire the Riptide public shell in the March 2, 2007 merger transaction. Cash flows used in investing activities in 2006 were for the purchase of property and equipment of approximately $112,000.

Cash Flows From Financing Activities

Cash flows from financing activities during 2007 were approximately $11.4 million. The Company received approximately $2.6 million, net of cash transaction costs, from the issuance of 2,800,000 shares of the Series A Preferred Stock, approximately $3.1 million, net of cash transaction costs from the issuance of 3,600,000 shares of the Series B Preferred Stock and $350,000 from short term borrowings.  In addition we received approximately, $5.9 million, net of cash transaction costs and an original note discount from the proceeds of the Senior Notes. During the year ended December 31, 2007 we received approximately $74,000 from the exercise of warrants issued in the financing transactions. We repaid approximately $672,000 of notes payable and $10,000 on capital leases.  During 2006 cash from financing activities was approximately $1.2 million.  We received approximately $1,000,000 from the issuance of 1,000,000 shares of Information Intellect Series A Preferred Stock, $250,000 advance from a stockholder for the pending issuance of preferred stock, $92,000 from short term borrowings and approximately $48,000 from the proceeds of capital leases.  Approximately $190,000 was used to make payments against notes payable.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm for our year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  We have experienced recurring operating losses in 2007 and in 2006, have a working capital deficit of approximately $10.5 million, are in default on various debt agreements and total liabilities exceed total assets.  As a growing technology business we continue to require new investment from existing and new sources of capital.  We expect that we will acquire companies and businesses that may increase cash flow from operations however no assurances can be made that we will be successful in increasing cash flow from operations following such acquisitions.  Furthermore, our growth strategy through acquisitions requires that we raise funds from debt or equity investors to pay for the acquisitions. On November 7, 2007 we entered into a merger agreement to acquire CRI Advantage, Inc. (“CRI”) with a closing condition that we raise sufficient funds to pay the $3,500,000 cash portion of the consideration plus transaction costs.  In addition, on November 28, 2007, Riptide entered into merger agreement with WOW Global Corporation, LLC (“WOW”) and the two holders of all the outstanding equity interests in WOW with a closing condition that we raise sufficient funds to pay the $5,450,000 cash portion of the consideration plus transaction costs. Historically, we have had access to sources of additional funds and during July 2007 raised approximately $10,000,000 to fund the acquisitions of Riptide Software and RBS and we are in the process of raising funds for the acquisitions of CRI and WOW. We have a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance the acquisitions; however no funds have been received from this commitment as of April 11, 2008.  Funds from this related party financing and other  new financings as well as  cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute our growth strategy of acquiring technology businesses. However no assurances can be made that we will continue to have access to capital in the future or on terms or at rates acceptable to us or that cash flows from operations will be sufficient to adequately fund the Company.

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$12,885,147	$7,322,222	$5,562,925	$—	$—

Capital lease obligations	38,902	7,758	21,792	9,352	—

Operating lease obligations (2)	1,939,024	497,346	868,012	573,666	—

Purchase obligations	75,172	75,172	—	—	—

Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP:
Preferred stock dividends (3)	241,864	241,864	—	—	—
Totals	$15,180,109	$8,144,362	$6,452,729	$583,018	$—

(1) The face value of the Senior Notes is included in the Note Payable balance.

(2) The operating leases are for office space in Florida, Virginia, and Texas and for computer equipment. The operating lease commitments for the office spaces reflect contractual and reasonably assured rent escalations under the lease arrangements.

(3) The preferred dividends are contractually obligated to be paid in cash or shares of common stock of the Company under the Series B Preferred Stock Purchase Agreement or shares of Series A Preferred Stock under the Series A Preferred Stock Purchase Agreement and are subject to the payment restrictions of the Senior Notes.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. The following risk factors and all of the other information in this Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones the combined companies, Riptide or Information Intellect will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. Riptide operates in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control.

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

WE HAVE RECEIVED A GOING CONCERN REPORT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent registered public accounting firm for our year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At December 31, 2007, we had cash and cash equivalents of approximately $700,000, negative working capital of approximately $10.5 million and stockholders’ deficit of approximately $9.4 million.  In addition, we have experienced recurring operating losses in 2007 and in 2006, are in default on various debt agreements and total liabilities exceed total assets. As a growing technology business we continue to require new investment from existing and new sources of capital.  We expect that we will acquire companies and businesses that may increase cash flow from operations however no assurances can be made that we will be successful in increasing cash flow from operations following such acquisitions.  Furthermore, our growth strategy through acquisitions requires that we raise funds from debt or equity investors to pay for the acquisitions. On November 7, 2007 we entered into a merger agreement to acquire CRI Advantage, Inc. (“CRI”) with a closing condition that we raise sufficient funds to pay the $3,500,000 cash portion of the consideration plus transaction costs.  In addition, on November 28, 2007, Riptide entered into merger agreement with WOW Global Corporation, LLC (“WOW”) and the two holders of all the outstanding equity interests in WOW with a closing condition that we raise sufficient funds to pay the $5,450,000 cash portion of the consideration plus transaction costs. Historically, we have had access to sources of additional funds and during July 2007 raised approximately $10,000,000 to fund the acquisitions of Riptide Software and RBS and we are in the process of raising funds for the acquisitions of CRI and WOW.  We have a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance the acquisitions; however no funds have been received from this commitment as of April 11, 2008.  Funds from this related party financing and other new financings as well as cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute our growth strategy of acquiring technology businesses. However no assurances can be made that we will receive any of the $15 million commitment or to continue to have access to capital in the future or on terms or at rates acceptable to us or that cash flows from operations will be sufficient to adequately fund the Company.

WE ARE EXECUTING AN ACQUISITION GROWTH STRATEGY AND CANNOT ASSURE YOU THAT THIS WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

We expect to grow our company through the acquisition of profitable private companies doing business in the business software and services industry. We intend to pursue opportunities to acquire businesses within our industry that are complementary or related to current product lines or in businesses that are similarly structured. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.

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

We expect that the companies that we have acquired or may acquire in the future will continue to grow organically. One of our strategies is to grow organically through increasing the distribution and sales of our products and services to commercial and public sector customers within the United States. Our primary targeted customers are federal, state and local government agencies, as well as commercial customers in the hospitality industry.  We expect to target additional markets in the future. Sales cycles are impacted by many factors including the customer’s needs for our services, budget constraints, capital availability and industry or general economic conditions.  Long sales cycles allow competitors that could have greater capital resources available to them to penetrate our targeted markets and limit our ability to grow revenue as planned.  In addition, the companies we have acquired and expect to acquire have been small entrepreneur driven companies that following combination may not achieve the synergies of a larger company that positively impact organic growth.  Factors such as brand awareness, market acceptance of the company’s offerings and effective sales distribution channels may not exist for the combined companies and therefore limit organic growth potential.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products and services in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan is based on circumstances currently prevailing and the basis and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development, including our transition to a business process management company through a strategy of acquiring companies, products and or lines of business in the business process management space. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND ACQUISITIONS AND OUR OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and services  by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

THE COMBINED COMPANY HAS A LIMITED OPERATING HISTORY AS A PUBLIC COMPANY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

The merger between Riptide (formerly Shea Development Corp.) and Information Intellect occurred on March 2, 2007 (the “Merger”). In addition, the acquisitions of RBS and Riptide Software have only recently occurred. All of these companies had been private companies and their management is new to the requirements of a public company including but not limited to financial reporting, compliance with the Sarbanes-Oxley Act of 2002, insider trading rules and other securities laws.  Following the Merger and the acquisitions of Riptide Software and RBS, the management team of Riptide became responsible for the operations of and the reporting of the combined company. The requirements of operating the newly combined company in a public environment are new to this management team and the employees as a whole. The transformation of the individual private enterprises into a public company requires us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of Information Intellect, Riptide Software or RBS as private companies prior to their acquisitions and merger. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a small public company also requires us to make projections about future operating results and to provide forecast guidance to the public markets. We have limited experience as a management team in the combined company with dealing with the public markets and as a result our projections may not be made timely or established at expected performance levels and could materially affect the price of our stock. Any failure to meet published projections that adversely affect our stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the stock market upon which the combined company’s stock is traded.

WE ARE EXPOSED TO RISKS FROM LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of, and provide a report on, the effectiveness on our internal control over financial reporting for the year ended December 31, 2007.  In addition, for the year ending December 31, 2009, our independent registered public accounting firm will be required to audit management’s assertions as to the effectiveness of internal control over financial reporting. In order to comply with this requirement, we must establish an ongoing program to perform the system and process assessment and the testing necessary to provide the assessments and to report on the effectiveness of our internal control over financial reporting. We have only just begun to establish an ongoing program and process of performing the assessment and we expect that the cost of this program will require us to incur significant expenses and to devote additional time and resources to Section 404 compliance on an ongoing basis.

We are a newly formed public company and recently acquired several private companies that must be combined and integrated under a system of internal control sufficient to provide effective financial reporting. In addition, we have a strategy of growing the company through the acquisition of small privately held companies.  Our strategy of growing the company through acquisitions poses additional risks as we may not be successful in integrating our processes, policies and procedures in the new companies that we acquire.  To facilitate the section 404 internal control requirements over financial reporting the Company is implementing new accounting, forecasting and payroll systems to integrate the companies.  Until these systems have been fully deployed and implemented and the internal control processes fully documented and defined, it may be difficult to assess the effectiveness of internal controls over financial reporting. It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each fiscal year.  In addition, we cannot determine the time or the cost necessary to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

WE CANNOT BE CERTAIN THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL BE EFFECTIVE OR SUFFICIENT IN THE FUTURE.

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by an increasing rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses. It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

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

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR GROWTH AND OUR ABILTY TO RAISE CAPITAL FOR ACQUISITIONS.

The current economic and capital market conditions in the United States indicate that the U.S. economy may have moved into a recession and the stock market volatility since January 1, 2008 has depressed stock prices and severely reduced capital availability. A downturn in the economy could delay projects and limit budgets for our services in both the commercial and government markets reducing future growth in revenue and could potentially have a negative effect on our future results of operations.  In addition, a limited availability of debt or equity capital or capital raised at prices unacceptable to the company could limit our ability to grow the company through acquisitions or limit our ability to raise funds for working capital purposes.

WE FACE COMPETITIVE PRESSURES FROM A VARIETY OF COMPANIES IN THE MARKETS WE SERVE.

We are a small company in a highly competitive market. Some of our present and potential competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and provide services at lower prices than us in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also provide  services that are equal or superior to our services, which could reduce our market share, reduce our overall revenue and require us to invest additional funds in new technology development. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

A SIGNIFICANT SOURCE OF OUR REVENUE IS DERIVED FROM THREE CUSTOMERS THE LOSS OF WHICH COULD NEGATIVELY AFFECT OUR BUSINESS OPERATIONS, FUTURE REVENUE, CASH FLOW AND RESULTS OF OPERATIONS.

For the year ended December 31, 2007, we derived approximately 37% of our revenues from commercial customers and 63% from federal, state and local government agencies.  Contracts with the US Army represents approximately 33% of our total 2007 revenue, contracts with Marriott Vacation International provided approximately  32% of our total 2007 revenue and a contract with the Federal Emergency Management Agency (“FEMA”) provided approximately 10% of our total revenue.  Our relationship with these significant customers is excellent but the loss of any one, or all three of these customers could have a material adverse effect on our business operations and future results of operations.  The loss of any of these customers would require us to reduce employees assigned to these contracts and would reduces our future revenue projections and cash flow from operations.

WE DEPEND ON CONTRACT EXTENSIONS AND NEW CONTRACTS FROM EXISTING CUSTOMERS

Because of the type of applications that we build, e.g. training environments, hospitality management systems, model simulators, etc., we expect that our existing customers will extend current contracts or enter into new contracts to use our services for application support and the development of new features and functionality to their existing applications.  In addition, the volume of contract work performed for existing customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.  A decline in the recurring revenue from contract extensions or new contracts from existing customers could reduce future revenue, cash flow and could have a material adverse effect on future results of operations.

OUR FINANCIAL FORECASTS MAY NOT BE ACHIEVED, INCLUDING DUE TO THE UNPREDICTABILITY OF CUSTOMER BUYING PATTERNS, WHICH COULD MAKE OUR STOCK PRICE MORE VOLATILE.

Revenue in any year or quarter is dependent, in significant part, on contracts entered into or services delivered  in that period. . Customer contracting patterns are dependent upon their need for our services, budget availability and resource capacity of customer project management teams.  As a result of these factors the volume of the service delivery may be highly variable and forecasts may not be achieved, either because expected delivery schedules are delayed or do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, fluctuations may be caused by a number of other factors, including:

•      the timing and volume of customer contracts and customer delivery schedules;

•      a change in our revenue mix of types of services and a resulting change in the gross margins;

•      the timing and amount of our expenses;

•      the introduction of competitive products or services by existing or new competitors;

•      reduced demand for any given application or service;

•      quarterly seasonality of customer buying patterns due to budget cycles, holidays and vacation patterns;  available customer project resources; and

•                  the market’s transition to new technologies.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease and may result in stockholder lawsuits.

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

For the year ended December 31, 2007, approximately 63% our revenue was derived from customers in federal, state and local government agencies,. These public sector customers are subject to budget cycles often dictated by politics, law or regulation. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications, termination for convenience clauses and government audits.

Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. In addition, contract awards may only be let to large prime contractors where we then must compete for a portion of the contract award as a subcontractor, or conversely the contract awards may only be available to Small Business Administration certified companies where we do not compete.  Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

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

If our products infringe the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer. We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

While we believe that our patent pending technologies and other intellectual property have value, it is uncertain that our intellectual property, or any intellectual property acquired or developed by us in the future, will provide meaningful competitive advantages. There can be no assurance that our pending applications will be approved, not be challenged, invalidated or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use, we may need to commence litigation, which can be expensive, time-consuming and divert management attention from successfully operating the business. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as do the laws of the United States.

OUR CUSTOM SOFTWARE DEVELOPED UNDER CUSTOMER CONTRACTS MAY HAVE DEFECTS AND ERRORS THAT COULD LEAD TO A LOSS OF REVENUES OR PRODUCT LIABILITY CLAIMS.

Our custom software programming services use complex development technologies and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite quality control testing, we may not detect errors in our new products or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products:

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced operating losses in the first nine months of 2007 and during the years ended December 31, 2006 and 2005 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $10 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc. Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations. In March 2008 we received a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance acquisitions, however no funds had been received from this commitment as of April 11, 2008.  However there can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

WE HAVE SECURED FUNDING THROUGH DEBT AND EQUITY FINANCING WHICH INCLUDES NUMEROUS COVENANTS AND DEBT-RELATED OBLIGATIONS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND POTENTIALLY REDUCE OUR REVENUES AND AFFECT THE VALUE OF OUR COMMON STOCK.

On July 13, 2007, we entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of our common stock, par value $0.001 per share (the “Common Stock”) and (iii) warrants to purchase 3,500,000 shares of Common Stock in return for $6,500,000 of cash proceeds after a ten (10) percent debt discount but before transaction costs.  In addition, we have entered into Registration Rights Agreements with the holders of Senior Notes and the holders the Series A and Series B Convertible Preferred Stock..  Each of the agreements contains covenants including the timing for the registration and rights to registered shares, limits on capital expenditures, subsequent borrowings, loans to third parties, investments, acquisitions and divestitures, as well as restrictions on the payment of cash dividends.  In addition, the Senior Notes have Leverage and Fixed Charge Coverage Ratios.  Additionally, the Senior Notes contain customary events of default including, nonpayment of principal or interest; the violation of a covenant; the occurrence of a material adverse change; the attachment of any portion of our assets; insolvency; material misrepresentations by us; and our default under any other loan agreement. Upon the occurrence of an event of default the applicable interest rate increases to 18% per annum and the debt would become immediately due and payable.

At December 31, 2007 we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and were working with the Senior Note holders to cure the default.  The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  We must also file a registration statement to register the shares under the Registration Rights agreements.  In addition, the Company is subject to cash penalties of approximately $829,000 at December 31, 2007 for not maintaining the Leverage and Fixed Charge Coverage Ratios required under the Senior Notes.

Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness. This in turn could have a material adverse effect on our operations, our revenues and our common stock value. In the event we were unable to restructure or refinance our debt or secure other financing to repay this debt, our lenders could foreclose upon the collateral securing that debt.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE UNCERTAIN GEOPOLITICAL ENVIRONMENT AND UNFAVORABLE FACTORS AFFECTING ECONOMIC AND MARKET CONDITIONS.

Adverse factors affecting economic conditions worldwide have contributed to a general slowdown in the US economy  and could possible initiate a downturn in information technology and software spending that may adversely impact our business, resulting in:

•                  Reduced demand for our services as a result of a decrease in technology spending by our customers and potential customers;

•                  Increased price competition for our services; and

•                  Higher overhead costs as a percentage of revenues.

STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE COMPLEMENTARY BUSINESSES.

We expect that future operations and acquisitions may be financed through the issuance of equity securities and stockholders could experience significant dilution.  The equity and debt financing completed in July 2007 was dilutive to our existing stockholders. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have established an incentive stock award plan for management and employees and we expect to grant options to purchase shares of our common stock to our management, directors, employees and consultants and we will grant additional options in the future.  The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

WE MAY BE SUBJECT TO LITIGATION THAT WILL BE COSTLY TO DEFEND OR PURSUE AND UNCERTAIN IN ITS OUTCOME.

On occasion our business may bring us into conflict with our customers, vendors, suppliers, current or former employees or other individuals or companies with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. We are currently involved in several lawsuits and other proceedings more fully described in Item 3 – Legal Proceedings.  Litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

OUR EXECUTIVE OFFICERS, BOARD OF DIRECTORS AND KEY EMPLOYEES ARE CRUCIAL TO OUR BUSINESS, AND WE MAY NOT BE ABLE TO RECRUIT, INTEGRATE AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

We are dependent upon our Executive Officers, including our Chairman and Chief Executive Officer, our directors, and our key employees in our technology, finance, sales and marketing operations. Our success depends upon a number of key management, sales, technical and other critical personnel, including our executive officers, the Board of Directors and key employees.  In addition, our management team is new and has a brief history of working together.  Several of our executives and key managers come from private entity entrepreneurial businesses where there are no compliance requirements of a public company.  These executives and key managers may find it difficult to adjust to the public company environment and could decide to voluntarily terminate their employment with the Company or the Company could decide to terminate their employment.  The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

OUR STOCK PRICE IS VOLATILE, AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

Our common stock is traded on the OTC Bulletin Board (“OTCBB”), and trading volume is often limited and sporadic. As a result, the trading price of our common stock on OTCBB is not necessarily a reliable indicator of our fair market value. The price at which our common stock trades is highly volatile, and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

A SIGNIFICANT PORTION OF OUR STOCK IS CONTROLLED BY FOUR STOCKHOLDERS WHO COULD SELL SHARES AND SUBSTANTIALLY INFLUENCE THE PRICE OF OUR STOCK

As of March 28, 2008, the investment management groups, Centrecourt Asset Management, RENN Capital Group, Lewis Asset Management, and Bridgepointe Master Fund Ltd., through entities controlled by these management groups, own large blocks of Riptide Common Stock and our convertible securities including, Series A Preferred Stock, Series B Preferred Stock and common stock warrants.  Collectively these management groups beneficially own approximately 70% of the Riptide Common Stock.  Beneficial ownership is computed according to Rule 13d-3 of the Securities Exchange Act as of March 28, 2008.  Any sale by one or all of these stockholders, in large blocks of Riptide Common Stock or the conversion and sale of the shares of Riptide Common Stock underlying the convertible securities could depress our stock price or significantly increase the volatility of our stock price.   Further, any such large sale may result in a change in our control of the company.

INVESTORS’ INTERESTS IN OUR COMPANY WILL BE DILUTED AND INVESTORS MAY SUFFER DILUTION IN THEIR NET BOOK VALUE PER SHARE IF WE ISSUE ADDITIONAL SHARES OR RAISE FUNDS THROUGH THE SALE OF EQUITY SECURITIES.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.

WE HAVE NEVER PAID CASH DIVIDENDS AND DO NOT INTEND TO DO SO.

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.  In addition, the payment of dividends to holders of our common stock is subject to restrictions and prohibitions under the Senior Notes, the Series A Preferred Stock Purchase Agreement and the Series B Preferred Stock Purchase Agreement.

WE WILL NEED ADDITIONAL FINANCING.

We will need additional financing to maintain and expand our business and to fund future acquisitions. Such financing may not be available on favorable terms, if at all. We may finance our business through the private placement or public offering of equity or debt securities. If we raise additional funds by issuing equity securities, such financing may result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. Additional financing may not be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to execute our business plan and our shareholders may lose substantially all of their investment.

WE BECAME A PUBLICLY TRADED COMPANY THROUGH A MERGER WITH A PUBLIC SHELL COMPANY, AND WE COULD BE LIABLE FOR UNANTICIPATED LIABILITIES OF OUR PREDECESSOR ENTITY.

We became a publicly traded company through a merger effective March 2, 2007 between Information Intellect, Inc. and Shea Development Corp., a publicly traded shell company that had previously been an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Shea had acquired a mineral property located in the Province of British Columbia, Canada and had not determined whether this property contained reserves that were economically recoverable. Although we believe the shell company had substantially no material assets and liabilities as of the merger date, we may be subject to claims related to the historical business of the shell.

Item 7.  Financial Statements

The Report of Independent Registered Public Accounting Firm, the Financial Statements for the years ended December 31, 2007 and 2006 and any supplementary data required by this item are found following the signature page of this report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 9, 2007, Riptide Worldwide, Inc., formerly Shea Development Corp., (“Riptide” or the “Registrant”) was informed by Dale- Matheson Carr-Hilton Labonte LLP (“DMCL”), its independent registered public accounting firm, that DMCL would resign from this position. The Registrant engaged a new independent registered public accounting firm. The new independent registered public accounting firm is Weaver and Tidwell L.L.P. (“WT”).  WT had previously been Information Intellect’s independent accountant for Information Intellect’s most recent audit. Pursuant to Item 304(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended, and under the Securities Exchange Act of 1934, as amended, the Registrant reports as follows:

(a)(i)  DMCL resigned as Riptide’s independent registered public accounting firm effective on March 9, 2007, resulting from the merger of Riptide and Information Intellect and a change to Information Intellect’s independent registered public accounting firm.

    (ii)  During the previous two fiscal years, Riptide’s financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    (iii) The resignation of DMCL and engagement of WT was approved by the Company’s Board of Directors.

    (iv) Riptide and DMCL did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of DMCL’s engagement by the Registrant except that the report was qualified as to our ability to continue as a going concern.

    (v) During Riptide’s fiscal year ended August 31, 2006 and subsequent interim period from September 1, 2006 through the date of resignation, Shea did not experience any reportable events.

(b) On March 2, 2007, the Registrant engaged WT to be the Registrant’s independent registered public accounting firm effective with the resignation of DMCL.

  (i) Prior to engaging WT, the Registrant had not consulted WT regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Registrant’s  financial statements or a reportable event, nor did the Registrant consult with WT regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

  (ii) the Registrant did not have any disagreements with DMCL and therefore did not discuss any past disagreements with DMCL.

(c) The Registrant has requested DMCL to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant regarding DMCL. The letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on March 9, 2007.

Item 8A(T).           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.  As a result, additional deductive procedures, primarily financial statement and account analysis, were performed by the Chief Financial Officer and the Company’s accounting personnel, to assure that the preparation of the financial statements including the balance sheet, the results of operations, the statement of cash flow, and the statement of stockholders’ (deficit) equity and the notes thereto were presented in accordance with GAAP and the reporting requirements of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

1.  The Company has not established adequate Corporate Governance with regard to the internal control over financial reporting; specifically,

a.	A majority of the members of the Board of Directors are not independent;
b.	Delegation of authority has not been formally documented and communicated;
c.	An effective whistleblower program has not been established;

d.	A Company-wide Code of Conduct has not been formally adopted or implemented;
e.	A formalized Disclosure Review Committee that includes Senior Management from the business units, CEO, CFO and outside counsel has not been established to review SEC filings prior to release; and
f.	Prior board authorization of corporate actions has not been followed and documented on a timely basis.

2.  The Company’s management does not consistently follow established policies and procedures periodically overriding controls, specifically related to the issuance of equity and debt instruments and the hiring of employees.

3.  Due to the acquisition of multiple entities with multiple financial applications, the Company’s IT general controls over computer operations and access to programs and data were ineffectively designed.  Formal written policies and procedures outlining IT security administration practices did not exist.   In addition, pervasive deficiencies existed relative to user access controls in general and data backup and recovery controls for one significant entity.

4.  We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to the review and approval of journal entries, account analyses and reconciliations, and critical spreadsheet controls.

5.  We have not sufficiently restricted access to data or adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Specifically we have not divided the authorizing of transactions, recording of transactions, reconciling of information, and maintaining custody of assets within the financial closing and reporting, revenue and accounts receivable, purchases and accounts payable, and cash receipts and disbursements processes.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.  We plan to evaluate the composition of our Board of Directors including the addition of independent board members.

2.  We plan to formally document the Board of Directors delegation of authority to the Corporate Officers and the Corporate Officers redelegation of authorities to the employees.

3.  We plan to develop, document, and communicate a formal whistleblower program to employees.  We plan to post the policy on the web site in the governance section and in common areas in the office.  We also plan on providing a 1-800 number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our Board of Directors.

4.  We plan to establish a formal Disclosure Review Committee that will include the CEO, CFO, at least two Business Unit Managers and outside counsel to review SEC filings prior to release to the Audit Committee.

5.  We plan to have all employees, officers and directors sign a Company-wide Code of Conduct on an annual basis.

6.  We plan to establish policies and procedures that address management override of internal controls and procedures as well as the required method of communication to the Board of Directors and any override of controls.

7.  We plan to document and implement policies and procedures related to IT general controls.  Documentation and audit trails will be maintained to support user access and roles.  During 2008, the Company expects to convert the remainder of its operating companies to Intacct, a web based financial accounting application.

8.  We plan to develop policies and procedures with regard to evidence of internal control over financial reporting, specifically to include a listing of all identified key internal controls over financial reporting that require specific evidence of review and approval.

9.	We plan to analyze the access rights to all financial modules and modify that access as appropriate to support an appropriate logical segregation of duties.

10.

We are considering hiring additional accounting personnel in 2008 to handle financial reporting responsibilities and re-assigning roles and responsibilities in order to improve the physical segregations of duties.

11.

We plan to implement procedures to communicate potential corporate actions to the Board of Directors and to obtain prior written authorization from the board for the execution of the corporate actions, specifically as it relates to acquisitions, divestitures and the issuance of equity and debt instruments.

The foregoing initiatives will improve our internal controls over financial reporting.  Management is committed to continuing efforts to improve the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

The Company was newly formed on March 2, 2007 through the merger of Riptide Worldwide, Inc. (formerly Shea Development Corp.), a public shell and Information Intellect, Inc. a private business entity. Since March 2, 2007, the Company has acquired two private companies and divested of some businesses.  A board of directors was newly formed to install a corporate governance system.  All of these changes required that we make the following changes in our internal control over financial reporting during the year ended December 31, 2007:

•

In April 2007, we appointed a Chief Financial Officer with education and background in accounting and finance, substantial experience as CFO of publicly traded companies, and adequate knowledge of financial accounting, internal control, and generally accepted accounting principles.

•	In April 2007 we hired a Controller with education and background in accounting and financial reporting, internal controls, financial systems and generally accepted accounting principles.

•

During 2007 we began the implementation of one accounting system, one payroll system and one financial forecasting system in each of the business units of the Company. This systems implementation is ongoing and subject to change in implementation timing but is expected to be fully implemented during 2008 within all business units included in the consolidated financial statements at December 31, 2007. During the fourth quarter of 2007 all but one business unit converted to the new accounting system, effective October 1, 2007. The remaining business unit converted to the new accounting system on January 1, 2008.

•

Effective September 2007, our board of directors formed an Audit Committee composed of two non-independent directors, one of whom meets the requirements as an audit committee financial expert based on his experience and abilities. In addition two non-independent members of the board of directors serve on the Compensation Committee. As we increase the size of the board of directors by adding independent directors the non-independent directors will be rotated off of the Audit and Compensation Committees.

•	In July 2007, a Code of Ethics for Senior Financial Officers was implemented and signed by all members of the finance and accounting staffs.

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors

The following table provides information concerning each of the Company’s directors as of March, 28, 2008:

Name	Age	Position with Company	Director Since	Term Expires
Francis E. Wilde	56	Chairman of the Board and Chief Executive Officer	3/2/2007	3/2/2008
Tom E. Wheeler	47	Vice Chairman and EVP, Mergers and Acquisitions	3/12/2007	3/12/2008
Robert C. Pearson	72	Director	3/12/2007	3/12/2008
Alok Mohan	58	Director	3/12/2007	3/12/2008
Philip Loeffel	39	Director and President	7/16/2007	7/16/2008

Francis E. Wilde serves as Chairman and Chief Executive Officer.  Prior to joining Riptide, Mr. Wilde served as a consultant to public and private companies.  Mr. Wilde served as Chief Executive Officer of Tarantella, Inc. from December 2003 until its sale in July 2005 and served as Chairman of the Board of Digital Stream USA, Inc. from February 2002 until October 2003. Mr. Wilde served as President and CEO of Ravisent Technologies, Inc. from August 1997 until August 2001 and was also a Director of Ravisent Technologies, Inc. from August 1997 until January 2002. Mr. Wilde has held executive management positions at IBM, Dell Computer, Memorex Telex, Summagraphics and Academic Systems.

Tom E. Wheeler serves as Vice Chairman and Executive Vice President, Mergers and Acquisition of Riptide.  Mr. Wheeler was a founder of Information Intellect and served as its Chief Executive Officer since it spin-out from EDS in 1997 until March 2007.  Prior to founding Information Intellect Mr. Wheeler was a Division Vice President for EDS in the Financial Systems Practice for the Utilities Business Unit.

Robert C. Pearson serves as a director of Riptide. Mr. Pearson has been the Senior Vice President of Investments for Renaissance Capital Group, Inc., an investment fund management firm, since April 1997. From May 1994 to May 1997, Mr. Pearson was an independent financial and management consultant primarily engaged by Renaissance. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments, Inc. where he served in several positions including Vice President — Controller and later as Vice President — Finance. Mr. Pearson currently is a director of eOriginal, Inc., Aura Sound, CaminoSoft, and Simtek Corporation where he serves as Chairman.

Alok Mohan serves as a Director of Riptide.  Mr. Mohan has served as a director of Rainmaker Systems, Inc. since 1996, and as Chairman of the Board since July 2003. Mr. Mohan has also served on the board of directors of Saama Technologies, a privately held technology services firm, since April 2006 and on the board of directors of Tech Team Global, Inc., a provider of outsourced, multilingual help desk services and specialized IT solutions listed on the Nasdaq Global Market, since May 2006. Mr. Mohan served as the Chairman of the board of directors of Tarantella, until its acquisition by Sun Microsystems in 2005. Prior to that appointment, he served in various executive management positions including Santa Cruz Operations also known as SCO, and at NCR.   Mr. Mohan also serves on the board of directors of Stampede and Crystal Graphics.

Philip Loeffel serves as a director and in the role of President of Riptide.  He previously held the position of Chief Development Officer from July 16, 2007 until his promotion to President on October 25, 2007.  Mr. Loeffel was a Co-Founder of Riptide Software, Inc. a wholly owned subsidiary of Riptide, and served as its Chief Executive Officer from December 1999 until its acquisition by Riptide on July 16, 2007.  Riptide Software is a custom software programming and information technology services company located in Oviedo, Florida and was acquired by Riptide on July 16, 2007.  Prior to founding Riptide Software, Mr. Loeffel held key information technology positions with Software Technology Inc. and Harris Corporation in the Government Aerospace Systems Division. Mr. Loeffel holds a Master of Science in Computer Science and Software Engineering and a Bachelor of Science in Computer Engineering from Florida Institute of Technology.

Executive Officers

Listed below is certain information concerning individuals who serve as executive officers of Riptide.

Name	Age	Position with Company	Employed Since
Francis E. Wilde	55	Chairman of the Board and Chief Executive Officer	3/2/2007
Tom E. Wheeler	46	Vice Chairman, EVP Mergers and Acquisitions	3/2/2007
Phillip Loeffel	39	President and Director	7/16/2007
Richard Connelly	56	Chief Financial Officer	4/2/2007
E. Joseph Vitetta, Jr.	50	Executive Vice President and Secretary	3/2/2007

Francis E. Wilde serves as Chairman and Chief Executive Officer.  Prior to joining Riptide, Mr. Wilde served as a consultant to public and private companies.  Mr. Wilde served as Chief Executive Officer of Tarantella, Inc. from December 2003 until its sale in July 2005 and served as Chairman of the Board of Digital Stream USA, Inc. from February 2002 until October 2003. Mr. Wilde served as President and CEO of Ravisent Technologies, Inc. from August 1997 until August 2001 and was also a Director of Ravisent Technologies, Inc. from August 1997 until January 2002. Mr. Wilde has held executive management positions at IBM, Dell Computer, Memorex Telex, Summagraphics and Academic Systems.

Tom E. Wheeler serves as Vice Chairman and Executive Vice President, Mergers and Acquisitions of Riptide.  Mr. Wheeler was a founder of Information Intellect and served as its Chief Executive Officer since it spin-out from EDS in 1997 until March 2007.  Prior to founding Information Intellect Mr. Wheeler was a Division Vice President for EDS in the Financial Systems Practice for the Utilities Business Unit.

Philip Loeffel serves as a director and in the role of President of Riptide.  He previously held the position of Chief Development Officer from July 16, 2007 until his promotion to President on October 25, 2007.  Mr. Loeffel was a Co-Founder of Riptide Software, Inc. a wholly owned subsidiary of Riptide, and served as its Chief Executive Officer from December 1999 until its acquisition by Riptide on July 16, 2007.  Riptide Software is a custom software programming and information technology services company, located in Oviedo, Florida.  Prior to founding Riptide Software, Mr. Loeffel held key information technology positions with Software Technology Inc. and Harris Corporation in the Government Aerospace Systems Division. Mr. Loeffel holds a Master of Science in Computer Science and Software Engineering and a Bachelor of Science in Computer Engineering from Florida Institute of Technology.

Richard Connelly assumed his duties on April 2, 2007, as Senior Vice President and Chief Financial Officer of Riptide and its subsidiaries. From March 2002 until March 2007, Mr. Connelly served as Chief Financial Officer of Citadel Security Software, Inc., a security software company and CT Holdings Enterprises, Inc., a technology business incubator. Prior to March 2002 Mr. Connelly served as Chief Financial Officer for several venture funded technology enterprises including, ASSET InterTech, Inc., JusticeLink, Inc. and AnswerSoft, Inc. and performed in various financial management capacities at Sterling Software Inc., Photomatrix Corporation and Texas Instruments, Inc. Mr. Connelly began his career in public accounting, holds a Bachelors of Science in Accountancy from the University of Illinois, a Masters in Finance from the University of Texas at Dallas and is a Certified Public Accountant in the State of Texas.

E. Joseph Vitetta, Jr. serves Riptide as Executive Vice President Corporate Development and Secretary.  Mr. Vitetta has previously served as a consultant to both public and private companies. Mr. Vitetta served as Vice President, Corporate Development and Secretary of Tarantella, Inc. from December in December 2003 and served as Executive Vice President, Corporate Development at Starlight Digital Technologies, LLC from February 2003 until December 2003. While at Axeda Systems, Inc. (formerly known as Ravisent Technologies, Inc. and Quadrant International), Mr. Vitetta served as Vice President, Corporate Development from September 1998 until February 2003.

There are no family relationships among any of the directors or executive officers of the Company.  See “Certain Relationships and Related Transactions” for a description of transactions between the Company and its directors, executive officers or affiliates.

Meetings and Committees of the Board of Directors

During fiscal year 2007, there were seven meetings of the Board of Directors. All directors attended 100% of the aggregate of meetings of the Board and their committees held during their respective terms. In addition, the Board took action by written consent sixteen times.

Riptide’s board of directors established two standing committees to assist in the discharge of its responsibilities. These committees include an audit committee and a compensation committee. The Board does not have a nominating committee, as nominations are made by the members of the Board as a whole.

Riptide’s board of directors may also establish such other committees as it deems appropriate, in accordance with applicable Nevada law and Riptide’s by-laws.

The Audit Committee is composed of one outside director, Mr. Mohan and one inside director, Mr. Wheeler. The Board has determined that Messrs. Mohan and Wheeler are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements.  The Audit Committee meets with Riptide’s financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company’s financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent certified public accountants the Company’s annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. In addition, the Audit Committee approves the selection of the firms that provide tax services and Sarbanes-Oxley compliance services to Riptide as well as the pre-approval of all non-audit services provided to the Company.  The Audit Committee met one time during fiscal year 2007 and took no actions by written consent.  The Audit Committee is required to have at least two members, each of whom should be “independent directors” as defined in the Marketplace Rules of the Nasdaq Stock Market.  However due to the small size of the Board no members of  the  Audit Committee meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.  The Board is seeking qualified candidates to join the Board as independent directors and to serve on the Audit Committee.  The Audit Committee does not have a written charter.

The Securities and Exchange Commission (“SEC”) has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. In addition, SEC regulations and NASDAQ listing standards require the Company to designate and disclose whether it has an “Audit Committee financial expert” serving on its audit committee. Based on its review of the criteria of an Audit Committee financial expert under the rule adopted by the SEC, the Board of Directors believes that Mr. Mohan is as an Audit Committee financial expert.

The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 2007 Stock Option and Performance Awards Plan.  The Compensation Committee did not meet and took no action by written consent during 2007.  Members of the Compensation Committee include Mr. Pearson and Mr. Wilde.

The Board seeks to identify qualified individuals to become board members and determine the composition of the Board and its committees. When considering a potential director candidate, the Board looks for personal and professional integrity, demonstrated ability and judgment and business experience. The Board will review and consider director nominees recommended by stockholders. There are no differences in the manner in which the Board evaluates director nominees based on whether the nominee is recommended by a stockholder.

Compliance with Section 16(a) of the Exchange Act

The Company is not a registered 1934 Act company and is therefore not subject to Section 16(a) of the Exchange Act however its officers and directors have voluntarily filed the reports under Section 16(a) of the Exchange Act that requires Company’s directors, executive officers, and holders of more than 10% of the preferred and common stock to file with the SEC reports of ownership and changes in ownership of preferred and common stock.  SEC regulations require those directors, executive officers and greater-than-10% stockholders to furnish the Company with copies of all Section 16(a) forms that they file.

Based on the Company’s review of reports, the Company believes that the directors, executive officers and greater-than-10% stockholders complied with all applicable Section 16(a) filing requirements, except as set forth below:

Richard Connelly, Chief Financial Officer filed one report on Form 3 and one Report on Form 4 after the time period for the filing of such report on a timely basis had expired.  The Form 3 that was voluntarily filed on July 13, 2007 covered Mr. Connelly’s appointment as Chief Financial Officer on April 2, 2007  The Form 4 that was voluntarily filed on August 14, 2007 covered a grant of 500,000 shares of restricted stock granted on July 12, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Senior Financial officers including the Chief Financial Officer, Controller and the accounting and finance personnel.  Riptide has not yet adopted a Code of Conduct for its employees, directors and officers.  The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, to any stockholder who makes a request in writing to the Company Secretary, c/o Riptide Worldwide, Inc., 200 East Palm Valley Drive, 2nd Floor, Oviedo, FL 32765.

Item 10.  Executive Compensation

On March 2, 2007 the Registrant and Information Intellect completed a merger (the “Merger”)  to form Riptide Worldwide, Inc.  The following table sets forth information concerning the annual and long-term compensation earned by Riptide’s Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers who served during the year ended December 31, 2007, and whose salary and bonus earned during the fiscal years ended December 31, 2007 and 2006 exceeded $100,000 (the “Named Executive Officers”).  Each became an executive officer of the Registrant on the later of March 2, 2007, the Effective Date of the Merger or the executive officer’s date of employment.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards (2)		Other Compensation		Total

Francis E. Wilde, Chairman and Chief Executive Officer (3)	2007	$125,000	$75,000	$153,200	(4)	1	(5)	$1,107	(6)	$229,308

Richard Connelly Senior Vice President and Chief Financial Officer (7)	2007	$138,750	$55,000	$38,300	(8)	$7,817	(9)	$6,750	(10)	$246,617

Tom E. Wheeler,	2007	$212,792	$55,000	—		$3,152	(12)	25,112	(6)	$296,056
Vice Chairman and Executive Vice President Mergers and Acquisitions(3)(11)	2006	205,000	20,000	—		—		25,112		250,112

Philip Loeffel,	2007	$137,260		$7,511	(14)	$6,253	(15)	$4,015,768	(16)	$4,359,212
President and Director(13)								181,920 10,500	(17) (18)

Joseph E. Vitetta, Jr. Executive Vice President Corporate Development (3)	2007	$125,000	$120,000	$53,620	(19)	$3,909	(20)	—		$302,529

(1)

Estimated fair value dollar amount of restricted stock awards recognized for financial statement reporting purposes with respect to the fiscal year noted in accordance with FAS 123R. Please see NOTE K – STOCK OPTIONS AND WARRANTS to the Riptide Consolidated Financial Statements for a discussion of the assumptions made in the valuations. All shares of stock owned by the executive officers are subject to a lockup agreement entered into in July 2007.

(2)

Estimated fair value dollar amount of stock options grants recognized for financial statement reporting purposes for the fiscal year noted and computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model. Please see NOTE K – STOCK OPTIONS AND WARRANTS to the Riptide Consolidated Financial Statements for a discussion of the assumptions made in the valuations. The stock options granted in 2007 were granted under the Riptide 2007 Stock Option and Performance Awards Plan on November 19, 2007 at an exercise price of $0.40 per share, the OTC Bulletin Board closing price of the Company’s common stock on November 19, 2007. The options vest at a rate of 25% of the number of stock options granted one year from the date of grant, November 19, 2008, and then one thirty-sixth of the remaining balance vests monthly over the remaining three years following the first anniversary of the date of grant.

(3)	The executive joined the company on March 2, 2007.
(4)	Represents the estimated fair value of 3,000,000 fully vested shares of restricted stock awarded to Mr. Wilde
(5)

Estimated fair value dollar amount of 100 stock options grants recognized for financial statement reporting purposes for the fiscal year noted and computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model.

(6)	Payment of life insurance premiums.
(7)	Mr. Connelly joined the company on April 2, 2007.
(8)	Represents the estimated fair value of 500,000 fully vested shares of restricted stock awarded to Mr. Connelly.
(9)

Estimated fair value dollar amount of 1,000,000 stock options grants recognized for financial statement reporting purposes for the fiscal year noted and computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model.

(10)	Auto allowance of $750 per month.
(11)

The table reflects Mr. Wheeler’s compensation for the last two years as founder and Chief Executive Officer of Information Intellect which merged with the Company on March 2, 2007 in a transaction accounted for as a reverse merger.

(12)

Estimated fair value dollar amount of 403,228 stock options grants recognized for financial statement reporting purposes for the fiscal year noted and computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model.

(13)	Mr. Loeffel joined the Company on July 16, 2007 following the acquisition of Riptide Software, Inc.
(14)

Represents the estimated dollar amount fair value, recognized in the financial statements for the fiscal year noted, of 2,000,000 shares of restricted stock awarded to Mr. Loeffel. The restricted shares of common stock vest 1,000,000 shares on December 20, 2008 and 1,000,000 shares on December 20, 2009.

(15)

Estimated fair value dollar amount of 800,000 stock options grants recognized for financial statement reporting purposes for the fiscal year noted and computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model.

(16)

Pursuant to the terms of the Agreement and Plan of Merger between the Company and Riptide Software, Inc., Mr. Loeffel received $1,664,400 in cash, 2,089,269 restricted shares of Riptide common stock with an estimated fair value of $262,099 and a note from Riptide in the amount of $2,089,269 which if converted, would be convertible into 2,089,269 shares of Riptide common stock.

(17)

Mr. Loeffel’s Employment Agreement contains provisions for the payment of bonuses based on the performance of the Riptide Software subsidiary during the calendar years ended or ending on December 31, 2007 and 2008. For the year ended December 31, 2007, Mr. Loeffel earned a bonus based on Riptide Software’s performance of $181,920.

(18)	For the year ended December 31, 2007, the Riptide Software Simple IRA plan requires that Riptide Software provide a matching contribution of $10,500 to Mr. Loeffel’s account.
(19)	Represents the estimated fair value of 850,000 fully vested shares of restricted stock awarded to Mr. Vitetta.
(20)

Estimated fair value of stock options granted for 500,000 shares of common stock computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model.

Compensation Discussion and Analysis

Our Board of Directors has established a Compensation Committee, with authority to set all forms of compensation of our executive officers.  Messrs. Pearson and Wilde comprised the Compensation Committee in 2007, with Mr. Pearson serving as its Chairman.  Neither Mr. Pearson nor Mr. Wilde are independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market, however the OTC Bulletin Board does not require that directors who serve on the Compenstaion Committee be independent nor does it require a written charter.. The Compensations Committee has overall responsibility for our executive compensation policies and is empowered to review and approve the annual compensation and compensation procedures for our executives including the Chief Executive Officer, the Chief Financial Officer, the President, all Corporate Vice Presidents and all other corporate level executives of the Company.  The Compensation Committee does not delegate any of its functions to others in setting compensation.

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of Board members, the Chief Executive Officer ,and takes into consideration the executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at comparable companies as provided by third party compensation studies.

The Compensation Committee relies upon its judgment in making compensation decisions after reviewing the Company’s performance and evaluating each executive’s performance during the year.  The Compensation Committee generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements.  The Compensation Committee incorporates flexibility into the Company’s compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Compensation Philosophy.  The Board of Director’s compensation philosophy is to reward executive officers for the achievement of short- and long-term corporate objectives and for individual performance.  The objective of this philosophy is to provide a balance between short-term goals and long-term priorities to achieve immediate objectives while also focusing on increasing stockholder value over the long term.  Also, to ensure that the Company is strategically and competitively positioned for the future, the Compensation Committee has the discretion to attribute significant weight to other factors in determining executive compensation, such as maintaining competitiveness, achieving the planned mergers and acquisition strategy, pursuing growth opportunities and achieving other long-range business and operating objectives.  The level of compensation should also allow the Company to attract, motivate and retain talented executive officers that contribute to our long-term success.  The compensation of our Chief Executive Officer and other executive officers is comprised of cash compensation and long-term incentive compensation in the form of base salary, discretionary bonuses, stock options and restricted stock awards.

Elements of the Company’s Compensation Program and Why We Pay Each Element.  For 2007, the Company’s total compensation for executive officers consisted of base salary, bonuses and long-term incentives in the form of common stock options and restricted stock awards.  In setting 2007 compensation, the Compensation Committee considered the specific factors discussed below:

Base Salary.  In setting the executive officers’ base salaries, the Compensation Committee considers the achievement of corporate objectives as well as individual performance.  Because the Compensation Committee believes that executive compensation should be viewed in terms of a balanced combination of cash compensation (i.e., base salaries and bonuses) and long-term incentives (i.e., stock grants), base salaries are targeted to approximate the low end of the range of base salaries paid to executives of similar companies for each position.  To ensure that each executive is paid appropriately, the Compensation Committee considers the executive’s level of responsibility, prior experience, overall knowledge, contribution to business results, executive pay for similar positions in other companies and executive pay within our company.

Discretionary Bonuses.  Executive bonuses are intended to link executive compensation with the attainment of Company goals.  The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved.  Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including overall review of both individual and corporate performance.  For 2007, bonuses to executives were based upon the achievement of certain business objectives including progress in meeting our expected results of operations and attaining the milestones of the Company’s merger and acquisition strategy.  The Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

Long-Term Incentives.  In May 2007 the stockholders of the Company approved the 2007 Stock Option and Performance Awards Plan (the “Plan”) under which executive officers may be, among other forms of compensation, compensated through grants of restricted shares of our common stock and/or grants of options to purchase shares of common stock.  The Compensation Committee approves Plan grants that provide additional incentives and align the executives’ long-term interests with those of the stockholders of the Company by tying executive compensation to the long-term performance of the Company’s stock price.

The Compensation Committee recommends equity to be granted to an executive with respect to shares of common stock based on the following principal elements including, but not limited to the following:

•                  Chief Executive Officer’s recommendations;

•                  Management role and contribution to the management team;

•                  Job responsibilities and past performance;

•                  Future anticipated contributions;

•                  Corporate performance; and

•                  Existing equity holdings.

Determination of equity grant amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance.  Equity grants may also be made to new executives upon commencement of employment and, on occasion, to executives in connection with significant change in job responsibility.  The Compensation Committee believes annual equity grants more closely align the long-term interests of executives with those of stockholders and assist in the retention of key executives.  As such, these grants comprise the Company’s principal long-term incentive to executives.

Compliance with Section 162(m) of the Internal Revenue Code.  Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any year.  The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules.  In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs.  We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards.  However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m).  We believe that the 2007 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

Stock Ownership Requirements.  The Compensation Committee does not maintain a policy relating to stock ownership guidelines or requirements for our executive officers because the Compensation Committee does not feel that it is necessary to impose such a policy on our executive officers.  If circumstances change, the Compensation Committee will review whether such a policy is appropriate for executive officers.

Employment Agreements.  The components of the employment agreements with our Chief Executive Officer, our Chief Financial Officer and the Named Executive Officers are described below.

Chairman and Chief Executive Officer

Mr. Wilde entered into an Employment Agreement with Information Intellect, Inc., a wholly owned subsidiary of Riptide, on March 2, 2007. The Employment Agreement is for a period of three (3) years at an annual salary of $150,000 subject to annual increases approved by Riptide’s Board of Directors and has received cash bonuses in the amount of $75,000 for the year ended December 31, 2007.  Mr. Wilde is also entitled to receive performance bonuses of $100,000 annually, to participate in the 2007 Stock Option and Performance Awards Plan (“Award Plan”) and receive a stock option award for 200,000 shares of common stock of which stock options for 100 shares of common stock have been granted to Mr. Wilde under the Award Plan. Mr. Wilde is also eligible to participate in other equity based compensation plans that Riptide may establish and received an award of 3,000,000 shares of restricted common stock which are subject to Rule 144 restrictions and a lockup agreement pursuant to the terms of the equity and debt financing of July 2007. In addition, he is eligible to participate in Riptide’s standard benefits for key executives and other Riptide benefits provided to key executives. The Employment Agreement also contains provisions relating to Mr. Wilde’s termination for cause and without cause. In addition, Riptide Mr. Wilde’s Employment Agreement requires that Riptide pay all premiums for key man life insurance policies on Mr. Wilde with a $2,000,000 face amount of life insurance with Riptide named as the beneficiary, and a $1,000,000 face amount of life insurance, increased to $1,500,000 by the Board, with Mr. Wilde’s spouse named as the beneficiary. As a condition of the debt financing closed in July 2007, Riptide has put in place a life insurance policy with a face amount of $6,500,000 with the note holders named as beneficiary.

Chief Financial Officer

Mr. Connelly entered into an Employment Agreement with Riptide on March 31, 2007, which became effective on April 2, 2007 when Mr. Connelly assumed his duties with the Company.  The Employment Agreement is for a period of three (3) years at an annual salary of $185,000 subject to annual increases by the Company’s Board of Directors.  Mr. Connelly shall also be entitled to receive performance bonuses and participate in the 2007 Stock Option and Performance Awards Plan of which stock options for 1,000,000 shares of common stock have been granted. Mr. Connelly has received cash bonuses of $55,000 through December 31, 2007 and receives an auto allowance of $750 per month.  Mr. Connelly is also eligible to participate in other equity based compensation plans that the Company may establish, and was issued 500,000 shares of restricted common stock for services performed which are subject to Rule 144 restrictions and a lockup agreement pursuant to the terms of the equity and debt financing of July 2007. He is also eligible to participate in the Company’s standard benefits for key executives of the Company and other Company benefits provided to key executives. The Employment Agreement also contains provisions relating to Mr. Connelly’s termination for cause and without cause and termination by him.  The Employment Agreement also contains restrictive covenants imposing confidentiality, non-competition, and non-solicitation of customers and employees.  In addition, Mr. Connelly’s Employment Agreement requires the Company to pay all premiums for key man life insurance policies on Mr. Connelly with a $1,000,000 face amount of life insurance with Riptide named as the beneficiary, and a $1,000,000 face amount of life insurance with Mr. Connelly’s spouse named as the beneficiary.

Vice Chairman and Executive Vice President Mergers and Acquisitions

Mr. Wheeler entered into an Employment Agreement with Information Intellect, Inc. a wholly owned subsidiary of Riptide, on March 2, 2007. The Employment Agreement is for a period of three (3) years at an annual salary of $213,856 subject to annual increases approved by the Riptide’s Board of Directors with minimum annual increases effective each March 1st equal to the annual increase in the CPI-U and received cash bonuses of $55,000 for the year ended December 31, 2007. Mr. Wheeler is also entitled to receive performance bonuses of $100,000 annually, to participate in the Award Plan and receive a stock option award for 403,228 shares of common stock , all of which have been granted to Mr. Wheeler under the Award Plan. Mr. Wheeler is also eligible to participate in other equity based compensation plans that Riptide may establish.  Mr. Wheeler owns 5,629,531 shares of common stock, resulting from the conversion of his ownership of common stock in Information Intellect, Inc., which was merged with Riptide on March 2, 2007.  Mr. Wheeler’s shares a and stock options are subject to Rule 144 restrictions and a lockup agreement entered into pursuant to the terms of the equity and debt financing of July 2007. In addition, Mr. Wheeler holds a note from Riptide in the amount of $88,870.89 earning interest at 6% per annum. In accordance with the terms and conditions of the senior debt Mr. Wheeler’s note was subordinated to the senior debt. The subordination agreement allows for the accrual of interest but no payment of interest or principal may be made until the senior debt is fully repaid.  In consideration for entering into the subordination agreement Riptide paid Mr. Wheeler $9,305.61 representing three principal payments plus accrued interest through the date of the subordination agreement.  Mr. Wheeler is also eligible to participate in Riptide’s standard benefits for key executives and other Riptide benefits provided to key executives.  The Employment Agreement also contains provisions relating to Mr. Wheeler’s termination for cause and without cause. In addition, the Employment Agreement requires the Company to pay all premiums for key man life insurance policies on Mr. Wheeler with a $2,100,000 face amount of life insurance with Riptide named as the beneficiary, and a $1,000,000 face amount of life insurance with Mr. Wheeler’s spouse named as the beneficiary.

President

In connection with his appointment as an officer of Riptide, Mr. Loeffel entered into a three (3) year employment agreement with Riptide Software Inc., a wholly owned subsidiary of Riptide, dated as of April 4, 2007 and effective with the closing of the acquisition of Riptide Software, Inc. on July 16, 2007, at an annual salary of $250,000 subject to annual increases by Riptide’s Board of Directors. Mr. Loeffel is also entitled to receive annual performance bonuses based on Riptide Software’s performance following its acquisition on July 16, 2007. No cash bonuses have been paid to Mr. Loeffel from the effective date of his employment agreement through December 31, 2007. In addition, Mr. Loeffel is eligible to participate in the Riptide Award Plan. Under the Award Plan Mr. Loeffel has received a stock option grant for 800,000 shares of common stock and a restricted stock award of 2,000,000 shares of common stock. Mr. Loeffel’s restricted shares and stock options are subject to Rule 144 restrictions and a lockup agreement entered into pursuant to the terms of the equity and debt financing of July 2007.  Mr. Loeffel is also be eligible to participate in other equity based compensation plans that Riptide may establish from time-to-time, standard benefit plans for employees of Riptide, and Riptide benefits provided to key executives. As consideration for the sale of Riptide to Riptide, Mr. Loeffel received $1,664,400 in cash, 2,089,269 shares of Riptide common stock and a note from Riptide in the amount of $2,089,269 which if converted, would be convertible into 2,089,269 shares of Riptide common stock. All of the shares of common stock issued or issuable upon the conversion of the convertible note are subject to Rule 144 restrictions and a lockup agreement pursuant to the terms of the equity and debt financing of July 2007. Mr. Loeffel’s employment agreement also contains provisions relating to Mr. Loeffel’s termination for cause, without cause or termination by resignation and contains restrictive covenants imposing confidentiality, non-competition, and non-solicitation of customers and employees.  Mr. Loeffel’s Employment Agreement also contains provisions for the payment of bonuses based on the performance of the Riptide Software subsidiary during the calendar years ended or ending on December 31, 2007 and 2008.  For the year ended December 31, 2007, Mr. Loeffel earned a bonus based on Riptide Software’s performance of $181,920.  In addition, the Riptide Software Simple IRA plan requires that Riptide Software provide a matching contribution of $10,500 to Mr. Loeffel’s account.

Executive Vice President Corporate Development & Corporate Secretary

Mr. Vitetta entered into an Employment Agreement with Information Intellect, Inc., a wholly owned subsidiary of Riptide on March 2, 2007. The Employment Agreement is for a period of three (3) years at an annual salary of $150,000 subject to annual increases approved by Riptide’s Board of Directors. Mr. Vitetta is also entitled to receive performance bonuses of $100,000 annually, to participate in the 2007 Stock Option and Performance Awards Plan and receive a stock option award for 125,000 shares of common stock however no stock options have yet been granted to Mr. Vitetta under the Riptide Option Plan. Mr. Vitetta has received cash bonuses of $120,000 through December 31, 2007. He will also be eligible to participate in other equity based compensation plans that Riptide may establish and received an award of 850,000 restricted shares of common stock and grants of stock options for 500,000 shares of common stock through December 31, 2007 which are subject to Rule 144 restrictions and a lockup agreement pursuant to the terms of the equity and debt financing of July 2007. In addition, he is eligible to participate in Riptide’s standard benefits for key executives and other Riptide benefits provided to key executives.  The employment agreement also contains provisions relating to Mr. Vitetta’s termination for cause and without cause.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards (1)
Name (a)	Number of securities underlying unexercised options (#) Exercisable (b)	Number of securities underlying unexercised options (#) Unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option Exercise Price (e)	Option expiration date (f)

Francis E. Wilde			100	$0.40	11/19/2017

Richard Connelly			1,000,000	$0.40	11/19/2017

Tom E. Wheeler			403,228	$0.40	11/19/2017

Philip Loeffel			800,000	$0.40	11/19/2017

Joseph E. Vitetta, Jr.			500,000	$0.40	11/19/2017

(1) The stock options reflected in this table were granted under the Riptide 2007 Stock Option and Performance Awards Plan on November 19, 2007 at an exercise price of $0.40 per share, the OTC Bulletin Board closing price of the Company’s common stock on November 19, 2007. The options vest at a rate of 25% of the number of stock options granted one year from the date of grant, November 19, 2008, and then one thirty-sixth of the remaining balance vests monthly over the remaining three years following the first anniversary of the date of grant.

	Stock awards
Name (a)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Francis E. Wilde(3)

Richard Connelly(3)

Tom E. Wheeler(3)

Philip Loeffel(3)			2,000,000	(1)	$500,000	(2)

Joseph E. Vitetta, Jr.(3)

(1)   Mr. Loeffel was granted 2,000,000 restricted shares of common stock on December 20, 2007 that vest 1,000,000 shares on December 20, 2008 and 1,000,000 shares on December 20, 2009.

(2)   The closing stock price of the Company’s common stock as reported by the OTC Bulletin Board was $0.25 per share.

(3)   No stock awards were granted during the year ended December 31, 2007 to this executive pursuant to an equity incentive plan.

DIRECTOR COMPENSATION (4)

Name	Fees earned or paid in cash ($)		Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alok Mohan	$82,500	(1)	$38,300	(2)	$7,817	(3)	—	—	—	$128,617

(1)   Mr. Mohan receives $7,500 per month for consulting with the Company

(2)   Represents the estimated fair value of 500,000 fully vested shares of restricted stock awarded to Mr. Mohan.

(3)   Estimated fair value of stock options granted for 1,000,000 shares of common stock computed pursuant to the provisions of Financial Accounting Standards No. 123(R) using the Black-Scholes Option Pricing Model. The stock options were granted under the Riptide 2007 Stock Option and Performance Awards Plan on   November 19, 2007 at an exercise price of $0.40 per share, the OTC Bulletin Board closing price of the Company’s common stock on November 19, 2007. The options vest at a rate of 25% of the number of stock options granted one year from the date of grant, November 19, 2008, and then one thirty-sixth of the remaining balance vests monthly over the remaining three years following the first anniversary of the date of grant.

(4)   Messrs Pearson, Wilde, Wheeler and Loeffel receive no compensation for their services as directors of the Company.

Pension Benefits, Qualified and Non-Qualified Defined Contribution Plans

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified  defined benefit plans or  non-qualified defined contribution plans sponsored by us.  Each of the Named Executives is eligible to participate in the Company sponsored 401K plans.   At December 31, 2007 there was no obligation on behalf of the Company to match contributions made by the Named Executives to these 401K plans.  In addition, for the year ended December 31, 2007, a subsidiary of the Company, Riptide Software, had established Simple IRA plans for its employees including Mr. Loeffel, President.  At December 31, 2007 the Company had an obligation to fund $10,500 of a matching contribution to Mr. Loeffel’s Simple IRA account.  The Simple IRA plans terminated at December 31, 2007 due to the acquisition of Riptide Software by the Company.  The Compensation Committee may  elect to adopt  qualified  or  non-qualified  defined benefit  or  non-qualified  contribution  plans  if the  Compensation  Committee determines that doing so is in the Company’s best interests.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 28, 2008, there were issued and outstanding 61,120,398 shares of Riptide Common Stock. Riptide has no other class of authorized voting securities.  In addition, at March 28, 2008, there were outstanding, 2,800,000 shares of Riptide Series A Preferred Stock, 3,600,000 shares of Riptide Series B Preferred Stock and Riptide warrants to acquire 15,587,500 shares of Riptide Common Stock.  The Riptide Series A Preferred Stock and the Riptide Series B Preferred Stock and the Riptide warrants have no voting rights but each share of Riptide Series A Preferred Stock is convertible into four shares of Riptide Common Stock and each share of Riptide Series B Preferred Stock is convertible into two shares of Riptide Common Stock.

The Riptide Series A Preferred Stock and the Riptide Series B Preferred Stock and the Riptide warrants are included in the computation of beneficial ownership “as if” the securities had been converted into their underlying shares of Riptide Common Stock.  The following table sets forth the number of shares of Riptide Common Stock beneficially owned as of March 28, 2008, by (i) each person known to Riptide to own more than 5% of the common stock, (ii) each director, (iii) each executive officer and (iv) all directors, and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Riptide shares issuable upon exercise of warrants or the conversion of Riptide Series A Preferred Stock that are exercisable or convertible within 60 days after March 28, 2008 are included as beneficially owned by the warrant holder, holder of Riptide Series A Preferred Stock or holder of Riptide Series B Preferred Stock. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

Name and Address	Number of Shares Beneficially Owned		Approximate Percent Of Class
Richard Smithline (1) 350 Madison Avenue, 8th Floor New York, NY 10017	16,297,500	(1)	25.2%

Renaissance Capital Group, Inc. (3) 8080 N. Central Expressway Suite 210, LB 59 Dallas, TX 75206-1857	13,816,951	(2)	21.1%

Lewis Asset Management (3) 45 Rockefeller Plaza Suite 2570 New York, NY 10111	10,700,000	(3)	14.9%

Tom E. Wheeler, Vice Chairman and Executive Vice President Mergers and Acquisitions	5,629,531		9.2%

Bridgepointe Master Fund Ltd. 1120 Sanctuary Parkway Suite 325 Alpharetta, GA 30004	5,378,886	(4)	8.5%

Philip Loeffel, President	4,160,538	(6)	6.6%

Christopher Watson 300 Bucksley Lane #305 Daniel Island, SC 29492	3,750,000	(5)	6.1%

Barry Clinger 3452 Lake Lynda Drive, Suite 350 Orlando, Florida 32817	3,408,788	(7)	5.4%

Francis E. Wilde, Chairman of the Board, Chief Executive Officer, and Director	3,000,000		4.9%

E. Joseph Vitetta, Jr., Executive Vice President and Secretary	850,000		1.4%

Richard Connelly, Chief Financial Officer	500,000		*

Alok Mohan, Director	500,000		*

All Officers and directors as a group (7 people)	14,640,069		23.5%

* less than 1%

(1)

Information provided by Schedule 13G filed by reporting person on February 14, 2008 with respect to shares of Riptide Common Stock which are beneficially owned by Richard Smithline, Centrecourt Asset Management LLCCAMHZN Master LDC and CAMOFI Master LDC.

(2)

The total beneficial interest of 13,816,951 shares of Riptide Common Stock includes 9,134,124 shares of common stock beneficially owned collectively by US Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., US Emerging Growth Fund Limited and Renaissance US Growth & Income Trust PLC (collectively the “Renaissance Capital Group Inc.”) as reported on Form 5 filed on February 14, 2008; the assumed conversion of 500,000 shares of Riptide Series A Preferred Stock into 2,000,000 shares of Shea Common Stock, the assumed conversion 500,000 shares of Riptide Series B Preferred Stock into 1,000,000 shares of Riptide Common Stock, exercisable warrants for 1,500,000 shares of Riptide Common Stock and 182,827 shares of Riptide Common Stock issued or issuable as dividends on the Series B Preferred Stock. Robert Pearson, a director of Riptide, is an executive officer of RENN Capital Group, Inc. and disclaims beneficial ownership of these shares.

(3)

Includes the assumed conversion of 2,000,000 shares of Riptide Series A Preferred Stock into 8,000,000 shares of Riptide Common Stock and exercisable warrants for 2,700,000 shares of Riptide Common Stock. The shares and warrants are held by Lewis Opportunity Fund, LP and LAM Opportunity Fund, Ltd.

(4)	Includes the assumed conversion of 1,000,000 shares of Riptide Series B Preferred Stock into 2,000,000 shares of Riptide Common Stock.

(5)	Includes the assumed conversion of immediately exercisable warrants into 450,000 shares of Riptide Common Stock.

(6)	Includes the assumed conversion of a note payable into 2,080,269 shares of Riptide Common Stock.

(7)	Includes the assumed conversion of a note payable into 1,704,394 shares of Riptide Common Stock. Mr. Clinger is an employee of Riptide.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

At December 31, 2007, a note payable of approximately $89,000 was outstanding to Mr. Tom Wheeler, Vice Chairman and an officer of Riptide.  The note payable was subordinated by agreement in July 2007 to the senior debt holders in return for principal and interest payments of approximately $9,000.  Interest accrues at a rate of 6% per annum but payments of interest and principal are prohibited until the senior debt is fully paid.  The largest aggregate amount of principal outstanding during the year ended December 31, 2007 was approximately $102,000.

In July 2007, notes payable to Mark Hulsizer and Jon Boaz, former officers of Information Intellect, Inc., a wholly owned subsidiary of Riptide were fully settled in return for cash payments of approximately $34,000 and the issuance of 607,176 shares of Riptide common stock.  The largest aggregate amount of principal outstanding during the year ended December 31, 2007 was approximately $174,000 to Mr. Hulsizer and approximately $198,000 to Mr. Boaz.

At December 31, 2007, a note payable of approximately $143,000 plus accrued interest of approximately $10,000 was outstanding to Castlerock LTD., an entity controlled by a stockholder of Riptide.  Pursuant to the terms of the July 2007 senior debt and the subordination agreement the stockholder agreed to subordinate this note to the senior debt in return for $25,000 and the issuance of 50,000 shares of Riptide Common Stock.  No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full.  Interest paid to this stockholder prior to July 2007 was approximately $8,000.  The largest aggregate amount of principal outstanding during the year ended December 31, 2007 was approximately $198,000.

At December 31, 2007, a note payable of approximately $189,000 plus accrued interest of approximately $10,000 was outstanding to Dovetail Financial, an entity controlled by a stockholder of Riptide.  Pursuant to the terms of the July 2007 senior debt and the subordination agreement the stockholder agreed to subordinate this note to the senior debt in return for $10,000 and the issuance of 50,000 shares of Riptide Common Stock.  No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full.  Interest paid to this stockholder prior to July 2007 was approximately $7,000.  The largest aggregate amount of principal outstanding during the year ended December 31, 2007 was approximately $199,000.

In connection with the acquisition of Riptide Software, Inc., a subsidiary of the Company issued $5,000,000 face amount of Convertible Subordinated Notes to the former shareholders of Riptide Software, Inc. who became employees of the Company (“Seller Notes”) as payment of a portion of the acquisition consideration. A former Riptide Software, Inc. shareholder, Mr. Phil  Loeffel who became President and a director of the Company holds a Seller Note with a principal balance of $2,080,269 as of December 31, 2007. In addition, Mr. Barry Clinger, Chief Technology Officer of Riptide Software, Inc. and shareholder of Riptide holds a Seller Note in the amount of $1,704,394. Accrued interest payable to these former Riptide shareholders aggregates $181,319 at December 31, 2007. Interest accrues monthly, however no principal or interest payments may be made until the senior notes are paid in full.  The largest aggregate amount of principal outstanding during the year ended December 31, 2007 was approximately $5,000,000.  In addition, the former Riptide Software shareholders who became employees of the Company were issued 5,000,000 shares of the Company’s common stock as payment of a portion of the acquisition consideration. Of this amount, 2,080,269 shares of the Company’s common stock were issued to Mr. Phil Loeffel, President and a director of the Company and 1,704,394 shares of the Company’s common stock were issued to Mr. Barry Clinger, Chief Technology Officer of Riptide Software, Inc.

On December 20, 2007, the Company awarded 2,000,000 shares of restricted stock to Mr. Phil Loeffel, President and director of the Company.  The restricted shares vest equally at the anniversary of the first and second year of the grant.  The fair value of the award was determined to be $498,431 will be amortized to stock compensation expense ratably over the two year vesting period of the award.

At December 31, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration payable to the shareholder of RBS acquired in July 2007.  The Company also assumed an acquisition balance sheet liability of approximately $50,000 payable to the shareholder of RBS, Inc.  In addition, a liability is recorded for $130,000 representing an advance of funds following the acquisition.  Payment of these liabilities is subject to the final resolution of ongoing litigation with Mr. Christopher Watson, the former shareholder of RBS, Inc. Mr. Watson is also a shareholder of the Company.

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on November 1, 2012. This office space is owned by an entity controlled by two employees of the Company, one of which is Mr. Phil Loeffel, President and director of the Company and Mr. Barry Clinger, a shareholder of the Company and Chief Technology Officer of Riptide Software, Inc.. The base rental rate is approximately $26,000 per month.  The Company believes that the terms and conditions of the lease were made on an arms-length basis and the monthly rent payments were representative of market rates for similar facilities at the time that the lease agreement was consummated.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Stock transaction. Approximately $1,362,973 was charged by Saama for software development services during the year ended December 31, 2007. At December 31, 2007 a liability to Saama of approximately $952,000 is recorded.  In addition, a member of the Company’s board of directors, Mr. Alok Mohan has received consulting fees of $82,500 during 2007 from the Company is also a director of Saama.

During the year ended December 31, 2007, 4,850,000 of the Company’s common shares have been issued to directors, and officers as a result of the various financings and other services performed. The aggregate fair value of these shares of approximately $322,000 has been charged to stock compensation expense for the year ended December 31, 2007.

On September 6, 2007, the Company entered into a merger agreement with CaminoSoft Corp. A member of the Company’s board of directors, Mr. Robert Pearson is also a member of the board of directors of CaminoSoft Corp. On October 17, 2007, the Renaissance Capital Group a stockholder of the Company loaned the Company $100,000 pursuant to the terms of a Convertible Promissory Note.  This note gives the stockholder certain conversion rights at the Company’s next financing.  The note has a maturity date of January 17, 2008.  The note bears no interest prior to the maturity date and 18% per annum after the maturity date.  The Company used the proceeds from this note to advance CaminoSoft $100,000. The Renaissance Capital Group is also a shareholder of CaminoSoft.  Mr. Pearson is an officer with Renaissance Capital Group.

On November 21, 2007, the Company advanced $180,000 to CRI Advantage, Inc. (“CRI”), as a pre-payment of the total consideration to be paid to the shareholders of CRI upon the closing of a pending acquisition.

On December 19, 2007, the Company entered into promissory note agreements with Stanley Shopkorn and Guidepost Capital, shareholders of the Company.  The Company received cash proceeds of $75,000 from each stockholder. Each note required a $7,500 interest payment and 75,000 warrants to be issued to each stockholder under the same terms as the warrants issued to the stockholder in the Company’s July 2007 financing.  The notes and related interest were repaid by the Company on December 31, 2007.  In addition, the Company recognized $36,310 as interest expense for the fair value of the 150,000 warrants issued to the shareholders in December 2007.

Director Independence.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director” however, the OTC Bulletin Board does not require independent directors. The objective tests state, for example, that a director is not considered independent if he or she is an employee of the company or is a partner in or executive officer of an entity to which the company made, or if the director received fees from the company in excess of $60,000 per year, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Pursuant to the NASDAQ rules, none of our directors qualify as “independent” in accordance with the published listing requirements of NASDAQ.

Item 13.  Exhibits

A.                                    The following exhibits are included with this Form 10-KSB filing.

Exhibit Number	Description
2.1

Agreement And Plan Of Merger dated March 2, 2007, by and among Shea Development Corp., Shea Development Acquisition Corp. and Information Intellect Inc. (filed as Exhibit 2.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)

3.1

Articles of Incorporation of Shea Development Corp. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-130011, filed with the Commission on November 30, 2005 (the “Form SB-2”) and incorporated by reference herein.)

3.2	Bylaws of Shea Development Corp. (filed as Exhibit 3.2 to the Form SB-2 and incorporated by reference herein.)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
3.4	Terms Of Preferred Stock (filed as Exhibit 3.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
3.5

Certificate of Amendment to Articles of Incorporation changing name of corporation to Riptide Worldwide, Inc. (filed as Exhibit 3.1 to Form 8-K filed on January 8, 2008 and incorporated by reference herein.)

4.1	Form Of Common Stock Purchase Warrant (filed as Exhibit 4.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
4.2

Preferred Stock Purchase Agreement Between Shea Development Corp. And Renaissance Capital, LP, Austin Lewis/Lewis Asset MGT. And Saama Technologies, Inc. dated February 21, 2007 (filed as Exhibit 4.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)

4.3	Form Of Registration Rights Agreement (filed as Exhibit 4.3 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
4.4	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 4.1 to Form 8-K filed on July 19, 2007 and incorporated by reference herein.)
4.5	Certificate of Designation (filed as Exhibit 4.2 to Form 8-K filed on July 19, 2007 and incorporated by reference herein.)
4.6	Registration Rights Agreement (filed as Exhibit 4.3 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.1	Employment Agreement - Francis E. Wilde dated March 2, 2007 (filed as Exhibit 10.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.2	Employment Agreement – Tom E. Wheelerdated March 2, 2007 (filed as Exhibit 10.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.3	Employment Agreement – Mark Hulsizer dated March 2, 2007(filed as Exhibit 10.3 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.4	Employment Agreement – Jon Boaz dated March 2, 2007 (filed as Exhibit 10.4 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.5	Employment Agreement – E. Joseph Vitetta dated March 2, 2007 (filed as Exhibit 10.5 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.6	Employment Agreement – Richard Connelly dated March 31, 2007 (filed as Exhibit 10.1 to Form 8-K filed on April 6, 2007 and incorporated by reference herein.)
10.7

Agreement And Plan Of Merger enetered into as of April 4, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 2 Corp., Riptide Software, Inc. and certain holders of the majority of the outstanding capital stock of Riptide Software, Inc. (filed as Exhibit 10.1 to Form 8-K filed on April 10, 2007 and incorporated by reference herein.)

10.8

Agreement And Plan Of Merger entered into as of April 26, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 3 Corp., Bravera, Inc. and Christopher Watson (filed as Exhibit 10.1 to Form 8-K filed on May 1, 2007 and incorporated by reference herein.)

10.9

Series B Preferred Stock Purchase Agreement Between Shea Development Corp. and Renaissance US Growth Investment Trust PLC, Patara Capital, L.P., Stanley Shopkorn, Stanley and Tracy Shopkorn, Jtwros, Joslynda Capital, LLC, Morris Smith, Guidepost Capital Partners, L.P., Bridgepointe Master Fund Ltd. dated as of July 11, 2007 (filed as Exhibit 10.1 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.10	Funds Escrow Agreement (filed as Exhibit 10.2 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.11	Funds Escrow Agreement (filed as Exhibit 10.3 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.12	Senior Management Employment Agreement – Christopher Watson (filed as Exhibit 10.4 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.13	Senior Management Employment Agreement – Phil Loeffel (filed as Exhibit 10.5 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.14	Securities Purchase Agreement dated as of July 11, 2007 (filed as Exhibit 10.6 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.15	Senior Secured Note Due March 13, 2010 between CAMHZN Master LDC and Shea Development Corp. (filed as Exhibit 10.7 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.16	Senior Secured Note Due March 13, 2010 between CAMOFI Master LDCand Shea Development Corp. (filed as Exhibit 10.8 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.17

Security Agreement, dated as of July 11, 2007 among Shea Development Corp. and all of the Subsidiaries of Shea development Corp., CAMHZN Master LDC and CAMOFI Master LDC (filed as Exhibit 10.9 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.18	Form of Common Stock Purchase Warrant (filed as Exhibit 10.10 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.19

Subsidiary Guarantee, dated as of July 11, 2007, made by each of Shea Development Corp and each of its subsidiaries and CAMHZN Master LDC and CAMOFI Master LDC (filed as Exhibit 10.11 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.20

Subordination Agreement dated as of July 13, 2007, by and among CAMOFI Master LDC and CAMHZN Master LDC, the Junior Lenders, and Shea Development Corp., and each of its subsidiaries (filed as Exhibit 10.12 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.21	Form of Riptide Software, Inc. Convertible Subordinate Note (filed as Exhibit 10.13 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.22	Shea Development Corp. 2007 Stock Option And Performance Awards Plan (filed as Exhibit 10.1 to Form 10-QSB filed on August 14, 2007 and incorporated by reference herein.)
10.23

Asset Purchase Agreement (Acufile And Intelliplant Software) by and Between Shea Development Corp. and Information Intellect, Inc., as Seller, And Powerplan Consultants, Inc., as Buyer dated as of August 14, 2007 (filed as Exhibit 10.1 to Form 8-K filed on August 23, 2007 and incorporated by reference herein.)

10.24

Letter of understanding dated as of July 1, 2007 between Christopher Watson (the “Shareholder”) of Bravera, Inc. and Shea Development Corp. with respect to the Agreement and Plan of Merger, dated as of April 26, 2007 (filed as Exhibit 10.1(A) to Form 8-K/A filed on August 23, 2007 and incorporated by reference herein.)

10.25

Software License And Asset Purchase Agreement entered into as of July 16, 2007 by and between Intellectus, LLC, and IP Holding of Nevada Corp., a subsidiary of Shea Development Corp. (filed as Exhibit 10.14 to Form 8-K/A filed on August 23, 2007 and incorporated by reference herein.)

10.26

Agreement And Plan Of Merger entered into as of September 4, 2007, by and among CaminoSoft Corp., CC Merger Corp., a Nevada corporation and a wholly owned subsidiary of CaminoSoft Corp. and Shea Development Corp. (filed as Exhibit 10.1 to Form 8-K filed on September 11, 2007 and incorporated by reference herein.)

10.27

Agreement And Plan Of Merger entered into as of November 7, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 4 Corp., CRI Advantage, Inc. and certain holders of the majority of the outstanding capital stock of CRI Advantage, Inc. (filed as Exhibit 10.1 to Form 8-K filed on November 9, 2007 and incorporated by reference herein.)

10.28

Interest Purchase Agreement by and among Shea Development Corp. WOW Global Corporation, LLC, Subhash Chander and Sarita Khatri dated as of November 28, 2007. (filed as Exhibit 10.1 to Form 8-K filed on December 4, 2007 and incorporated by reference herein.)

10.29

First Amendment to Agreement And Plan Of Merger entered into as of January 11, 1008, by and among Shea Development Corp., Shea Development Acquisition No. 4 Corp., CRI Advantage, Inc. and certain holders of the majority of the outstanding capital stock of CRI Advantage, Inc. (filed as Exhibit 10.1 to Form 8-K/A filed on January 17, 2008 and incorporated by reference herein.)

10.30

Technology License Agreement dated March 18, 2008 between Energy Technology Group Inc., a wholly owned subsidiary of Information Intellect, Inc., a wholly owned subsidiary of Riptide Worldwide Inc. and I-Sys, Inc. (filed as Exhibit 10.1 to Form 8-K filed on March 24, 2008 and incorporated by reference herein.)

14.1	*	Senior Financial Officer’s Code of Ethics filed herewith
16.1		Letter From Dale Matheson Carr-Hilton Labonte LLP (filed as Exhibit 16.1 to Form 8-K filed on March 9, 2007 and incorporated by reference herein.)
21.1	*	Subsidiaries of the Registrant filed herewith.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.1		Information Intellect, Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
99.2		Bravera Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.1 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
99.3		Riptide Software, Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
99.4	*	Pro Forma Financial Information filed herewith
	*	Filed herewith

Item 14.  Principal Accountant Fees and Services.

Fees for services Weaver and Tidwell LLP provided during fiscal years 2007 and 2006:

(1) Audit Fees:

Fees for audit services provided by Weaver and Tidwell LLP total approximately $128,000 in 2007 and no amounts were billed by Weaver and Tidwell LLP in 2006, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-QSB and review of registration statements.

(2) Non-Audit Related Fees:

Weaver and Tidwell LLP billed the Company for $24,450 of non-audit related fees during 2007. No amounts were billed in 2006.

(3) Tax Fees:

Weaver and Tidwell LLP billed the Company for $18,325 of tax fees during 2007. No amounts were billed in 2006.

(4) All Other Fees:

Weaver and Tidwell LLP did not bill the Company any other fees during 2007 or 2006.

(5) Audit Committee’s Pre-Approval Policies and Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the independent Registered Public Accounting Firm on an annual basis, generally prior to the beginning of the services.

(ii) The audit committee of the board of directors approved 100% of the fees for the services above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2008	RIPTIDE WORLDWIDE, INC.,
Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS E. WILDE	Chairman of the Board and	April 15, 2008
Francis E. Wilde	Chief Executive Officer

/s/ RICHARD CONNELLY	Senior Vice President,	April 15, 2008
Richard Connelly	Chief Financial Officer and
Principal Accounting Officer

/s/ TOM E. WHEELER	Vice Chairman of the Board and	April 15, 2008
Tom E. Wheeler	Executive Vice President,
Mergers and Acquisitions

/s/ PHILIP LOEFFEL	President and Director	April 15, 2008
Philip Loeffel

/s/ E. JOSEPH VITETTA, JR	Executive Vice President and Secretary	April 15, 2008
E. Joseph Vitetta, Jr

/s/ ALOK MOHAN	Director	April 15, 2008
Alok Mohan

/s/ ROBERT C. PEARSON	Director	April 15, 2008
Robert C. Pearson

Index to Exhibits

Exhibit Number	Description
2.1

Agreement And Plan Of Merger dated March 2, 2007, by and among Shea Development Corp., Shea Development Acquisition Corp. and Information Intellect Inc. (filed as Exhibit 2.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)

3.1

Articles of Incorporation of Shea Development Corp. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-130011, filed with the Commission on November 30, 2005 (the “Form SB-2”) and incorporated by reference herein.)

3.2	Bylaws of Shea Development Corp. (filed as Exhibit 3.2 to the Form SB-2 and incorporated by reference herein.)
3.3	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
3.4	Terms Of Preferred Stock (filed as Exhibit 3.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
3.5

Certificate of Amendment to Articles of Incorporation changing name of corporation to Riptide Worldwide, Inc. (filed as Exhibit 3.1 to Form 8-K filed on January 8, 2008 and incorporated by reference herein.)

4.1	Form Of Common Stock Purchase Warrant (filed as Exhibit 4.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
4.2

Preferred Stock Purchase Agreement Between Shea Development Corp. And Renaissance Capital, LP, Austin Lewis/Lewis Asset MGT. And Saama Technologies, Inc. dated February 21, 2007 (filed as Exhibit 4.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)

4.3	Form Of Registration Rights Agreement (filed as Exhibit 4.3 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
4.4	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 4.1 to Form 8-K filed on July 19, 2007 and incorporated by reference herein.)
4.5	Certificate of Designation (filed as Exhibit 4.2 to Form 8-K filed on July 19, 2007 and incorporated by reference herein.)
4.6	Registration Rights Agreement (filed as Exhibit 4.3 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.1	Employment Agreement - Francis E. Wilde dated March 2, 2007 (filed as Exhibit 10.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.2	Employment Agreement – Tom E. Wheelerdated March 2, 2007 (filed as Exhibit 10.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.3	Employment Agreement – Mark Hulsizer dated March 2, 2007(filed as Exhibit 10.3 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.4	Employment Agreement – Jon Boaz dated March 2, 2007 (filed as Exhibit 10.4 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.5	Employment Agreement – E. Joseph Vitetta dated March 2, 2007 (filed as Exhibit 10.5 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
10.6	Employment Agreement – Richard Connelly dated March 31, 2007 (filed as Exhibit 10.1 to Form 8-K filed on April 6, 2007 and incorporated by reference herein.)
10.7

Agreement And Plan Of Merger enetered into as of April 4, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 2 Corp., Riptide Software, Inc. and certain holders of the majority of the outstanding capital stock of Riptide Software, Inc. (filed as Exhibit 10.1 to Form 8-K filed on April 10, 2007 and incorporated by reference herein.)

10.8

Agreement And Plan Of Merger entered into as of April 26, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 3 Corp., Bravera, Inc. and Christopher Watson (filed as Exhibit 10.1 to Form 8-K filed on May 1, 2007 and incorporated by reference herein.)

10.9

Series B Preferred Stock Purchase Agreement Between Shea Development Corp. and Renaissance US Growth Investment Trust PLC, Patara Capital, L.P., Stanley Shopkorn, Stanley and Tracy Shopkorn, Jtwros, Joslynda Capital, LLC, Morris Smith, Guidepost Capital Partners, L.P., Bridgepointe Master Fund Ltd. dated as of July 11, 2007 (filed as Exhibit 10.1 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.10	Funds Escrow Agreement (filed as Exhibit 10.2 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.11	Funds Escrow Agreement (filed as Exhibit 10.3 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.12	Senior Management Employment Agreement – Christopher Watson (filed as Exhibit 10.4 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.13	Senior Management Employment Agreement – Phil Loeffel (filed as Exhibit 10.5 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.14	Securities Purchase Agreement dated as of July 11, 2007 (filed as Exhibit 10.6 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.15	Senior Secured Note Due March 13, 2010 between CAMHZN Master LDC and Shea Development Corp. (filed as Exhibit 10.7 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.16	Senior Secured Note Due March 13, 2010 between CAMOFI Master LDCand Shea Development Corp. (filed as Exhibit 10.8 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.17

Security Agreement, dated as of July 11, 2007 among Shea Development Corp. and all of the Subsidiaries of Shea development Corp., CAMHZN Master LDC and CAMOFI Master LDC (filed as Exhibit 10.9 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.18	Form of Common Stock Purchase Warrant (filed as Exhibit 10.10 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.19

Subsidiary Guarantee, dated as of July 11, 2007, made by each of Shea Development Corp and each of its subsidiaries and CAMHZN Master LDC and CAMOFI Master LDC (filed as Exhibit 10.11 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.20

Subordination Agreement dated as of July 13, 2007, by and among CAMOFI Master LDC and CAMHZN Master LDC, the Junior Lenders, and Shea Development Corp., and each of its subsidiaries (filed as Exhibit 10.12 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)

10.21	Form of Riptide Software, Inc. Convertible Subordinate Note (filed as Exhibit 10.13 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
10.22	Shea Development Corp. 2007 Stock Option And Performance Awards Plan (filed as Exhibit 10.1 to Form 10-QSB filed on August 14, 2007 and incorporated by reference herein.)
10.23

Asset Purchase Agreement (Acufile And Intelliplant Software) by and Between Shea Development Corp. and Information Intellect, Inc., as Seller, And Powerplan Consultants, Inc., as Buyer dated as of August 14, 2007 (filed as Exhibit 10.1 to Form 8-K filed on August 23, 2007 and incorporated by reference herein.)

10.24

Letter of understanding dated as of July 1, 2007 between Christopher Watson (the “Shareholder”) of Bravera, Inc. and Shea Development Corp. with respect to the Agreement and Plan of Merger, dated as of April 26, 2007 (filed as Exhibit 10.1(A) to Form 8-K/A filed on August 23, 2007 and incorporated by reference herein.)

10.25

Software License And Asset Purchase Agreement entered into as of July 16, 2007 by and between Intellectus, LLC, and IP Holding of Nevada Corp., a subsidiary of Shea Development Corp. (filed as Exhibit 10.14 to Form 8-K/A filed on August 23, 2007 and incorporated by reference herein.)

10.26

Agreement And Plan Of Merger entered into as of September 4, 2007, by and among CaminoSoft Corp., CC Merger Corp., a Nevada corporation and a wholly owned subsidiary of CaminoSoft Corp. and Shea Development Corp. (filed as Exhibit 10.1 to Form 8-K filed on September 11, 2007 and incorporated by reference herein.)

10.27

Agreement And Plan Of Merger entered into as of November 7, 2007, by and among Shea Development Corp., Shea Development Acquisition No. 4 Corp., CRI Advantage, Inc. and certain holders of the majority of the outstanding capital stock of CRI Advantage, Inc. (filed as Exhibit 10.1 to Form 8-K filed on November 9, 2007 and incorporated by reference herein.)

10.28

Interest Purchase Agreement by and among Shea Development Corp. WOW Global Corporation, LLC, Subhash Chander and Sarita Khatri dated as of November 28, 2007. (filed as Exhibit 10.1 to Form 8-K filed on December 4, 2007 and incorporated by reference herein.)

10.29

First Amendment to Agreement And Plan Of Merger entered into as of January 11, 1008, by and among Shea Development Corp., Shea Development Acquisition No. 4 Corp., CRI Advantage, Inc. and certain holders of the majority of the outstanding capital stock of CRI Advantage, Inc. (filed as Exhibit 10.1 to Form 8-K/A filed on January 17, 2008 and incorporated by reference herein.)

10.30

Technology License Agreement dated March 18, 2008 between Energy Technology Group Inc., a wholly owned subsidiary of Information Intellect, Inc., a wholly owned subsidiary of Riptide Worldwide Inc. and I-Sys, Inc. (filed as Exhibit 10.1 to Form 8-K filed on March 24, 2008 and incorporated by reference herein.)

14.1	*	Senior Financial Officer’s Code of Ethics filed herewith
16.1		Letter From Dale Matheson Carr-Hilton Labonte LLP (filed as Exhibit 16.1 to Form 8-K filed on March 9, 2007 and incorporated by reference herein.)
21.1	*	Subsidiaries of the Registrant filed herewith.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) or 15d – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.1		Information Intellect, Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.1 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
99.2		Bravera Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.1 to Form 8-K filed on July 20, 2007 and incorporated by reference herein.)
99.3		Riptide Software, Inc. Financial Statements for the years ended December 31, 2006 and 2005 (filed as Exhibit 99.2 to Form 8-K filed on March 8, 2007 and incorporated by reference herein.)
99.4	*	Pro Forma Financial Information filed herewith
	*	Filed herewith

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Riptide Worldwide, Inc.,

We have audited the accompanying consolidated balance sheets of Riptide Worldwide, Inc. (the Company), a Nevada corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity and of cash flows for each of the years in the two-year period ended December 31, 2007.  Riptide Worldwide, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riptide Worldwide, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, historically the Company has incurred recurring operating losses in each of the last two years, has a significant working capital deficiency at December 31, 2007, is in default on various debt agreements and total liabilities exceed total assets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Weaver and Tidwell, L.L.P.

Fort Worth, Texas

April 15, 2008

RIPTIDE WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$737,216	$404,209
Accounts receivable, net of allowance for doubtful accounts of $754,184 and $40,000 at December 31, 2007 and 2006	3,087,082	413,699
Inventory	—	861,136
Prepaid expenses and other current assets	418,111	25,729
Total current assets	4,242,409	1,704,773

Property and equipment, net of accumulated depreciation of $238,767 and $266,495 at December 31, 2007 and 2006 and impairment of $104,012 at December 31, 2007	353,837	188,476
Goodwill, net of impairment	3,511,155	—
Other intangible assets, net of accumulated amortization of $2,514,532 and $1,231,015 at December 31, 2007 and 2006 and impairment of $1,408,502 at December 31, 2007	4,413,889	2,359,909
Other assets	669,033	98,362
TOTAL ASSETS	$13,190,323	$4,351,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of Senior Notes payable	$4,116,240	$—
Current maturities of other note payable	100,000	301,178
Current maturities capital lease obligations	7,758	4,443
Accounts payable and accrued expenses	9,421,960	214,487
Income taxes payable	709,455	—
Deferred revenue	398,098	515,723
Total current liabilities	14,753,511	1,035,831

LONG-TERM SUBORDINATED NOTES PAYABLE	5,562,925	1,029,571
NON-CURRENT CAPITAL LEASE OBLIGATIONS	31,144	44,836

MANDATORY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK	2,018,922	—
PREFERRED DIVIDENDS PAYABLE IN SHARES OF COMMON STOCK	56,057	—
PREFERRED DIVIDENDS PAYABLE IN SHARES OF SERIES A PREFERRED STOCK	185,807	301,875

STOCKHOLDERS’ EQUITY
Riptide Worldwide, Inc. Series A 8% convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at December 31, 2007 and Information Intellect, Inc. Series A 7% convertible preferred stock, $0.001 par value per share; 3,000,000 shares authorized; 2,966,668 shares issued and outstanding at December 31, 2006	2,800	2,967
Riptide Worldwide, Inc. common stock, $.001 par value per share; 800,000,000 shares authorized; 60,855,441 shares issued and outstanding at December 31, 2007; Information Intellect, Inc. common stock, $.001 par value per share; 13,000,000 shares authorized; 6,872,890 shares issued and outstanding at December 31, 2006	60,855	6,873
Pending issuance of preferred stock	—	250,000
Additional paid-in capital	15,310,204	6,523,624
Accumulated deficit	(24,791,902)	(4,844,057)
Total stockholders’ (deficit) equity	(9,418,043)	1,939,407
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$13,190,323	$4,351,520

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue
Professional services fees	$7,225,331	$—
Hardware sales	21,785	377,787
Total revenue	7,247,116	377,787

Cost of revenue
Professional and customer support services	5,137,348	—
Hardware	44,840	298,474
Total cost of revenue	5,182,188	298,474
Gross profit	2,064,928	79,313

Operating expenses
Selling, general and administrative expenses	9,194,843	593,914
Product development expense	2,630,298	557,406
Write-off of inventory	780,057	—
Depreciation and amortization	168,584	13,997
Impairment charge	6,298,242	—
Amortization of other intangible assets	1,306,463	988,544
Total operating expenses	20,378,487	2,153,861
Operating loss	(18,313,559)	(2,074,548)

Interest income	10,740	24,987
Interest expense	(1,312,912)	(109,086)
Registration rights penalty	(829,000)	—
Loss from continuing operations before income taxes	(20,444,731)	(2,158,647)
Provision for income taxes	56,986	—
Loss from continuing operations	(20,501,717)	(2,158,647)
Discontinued operations including gain from sale of $1,000,000 in 2007, net of income taxes	553,871	(1,112,036)
Net loss	(19,947,846)	(3,270,683)
Less preferred stock dividend	(241,864)	(241,500)
Loss applicable to common stockholders	$(20,189,710)	$(3,512,183)

Basic and diluted earnings (loss) per share
Loss from continuing operations applicable to common stockholders	$(0.52)	$(0.32)
Earnings (loss) from discontinued operations	$0.01	$(0.16)
Loss applicable to common stockholders	$(0.51)	$(0.51)

Basic and diluted weighted-average of common shares outstanding	39,388,125	6,869,465

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock			Common Stock
	Number			Number		Additional
	of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	2,300,000	$2,300	$—	6,822,890	$6,823	$5,396,255	$(1,573,374)	$3,832,004
Issuance of preferred stock	666,668	667				999,335		1,000,002
Preferred stock pending issuance			250,000					250,000
Preferred stock dividend payable in shares of common stock						(241,500)		(241,500)
Issuance of common stock in lieu of payment of cash for services				50,000	50	74,950		75,000
Stock-based compensation expense						294,584		294,584
Net loss							(3,270,683)	(3,270,683)
Balance at December 31, 2006	2,966,668	2,967	250,000	6,872,890	6,873	6,523,624	(4,844,057)	1,939,407
Issuance of common stock in lieu of cash for services to obtain preferred stock financing				50,000	50	(50)		—
Issuance of common stock in lieu of payment of note payable and interest expense				69,000	69	103,431		103,500
Liability for preferred stock dividends converted into shares of common stock				226,334	226	301,649		301,875
Issuance of preferred stock	166,668	167	(250,000)			249,833		—
Cancellation of Information Intellect, Inc. preferred and common stock	(3,133,336)	(3,314)		(7,218,224)	(7,218)	10,532		—
Issuance of preferred stock	2,800,000	2,800				2,797,200		2,800,000
Cost associated with issuance of preferred stock						(243,888)		(243,888)
Conversion of common stock into post merger common stock				1,245,000	1,245	(1,245)		—
Issuance of common stock in exchange for Information Intellect, Inc. preferred and common stock				18,900,000	18,900	(18,900)		—
Cost associated with the purchase of public shell company for reverse merger						(400,000)		(400,000)
Issuance of common stock for acquisition of interest in master distributorship				75,000	75	18,675		18,750
Issuance of common stock for acquisition of Riptide Software, Inc.				5,000,000	5,000	960,000		965,000
Issuance of common stock for acquisition of Bravera, Inc.				3,000,000	3,000	606,690		609,690
Fair value of common stock and warrants issued with the issuance of the Senior Notes				15,797,500	15,798	2,348,758		2,364,555

RIPTIDE WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock			Common Stock
	Number			Number		Additional
	of		Pending	of		Paid-in	Accumulated
	Shares	Amount	Issuance	Shares	Amount	Capital	Deficit	Total
Issuance of common stock in lieu of cash payment of notes payable to officers				607,176	607	302,981		303,588
Issuance of common stock for agreeing to subordinate to Senior Notes holders				100,000	100	19,200		19,300
Fair value of common stock and warrants issued with the issuance of the Series B preferred stock				2,197,000	2,197	1,318,092		1,320,289
Series B preferred stock dividend issued in common stock				92,647	93	(93)		—
Series A preferred stock dividend payable in shares of common stock						(241,864)		(241,864)
Fair value of warrants issued for short term loans						36,310		36,310
Issuance of common stock in lieu of cash for services rendered				544,118	544	272,537		273,081
Conversion of warrants into common stock				7,397,000	7,397	66,573		73,970
Accretion of fair value of common shares and warrants associated with the issuance of the Series B preferred stock						(201,711)		(201,711)
Stock-based compensation expense				5,900,000	5,900	482,051		487,951
Net loss							(19,947,846)	(19,947,846)
Balance at December 31, 2007	2,800,000	$2,800	$—	60,855,441	$60,855	$15,310,204	$(24,791,902)	$(9,418,043)

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,947,846)	$(3,270,683)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from sale of intellectual property	(1,000,000)	—
Depreciation and amortization of property and equipment	168,584	29,779
Impairment charge	6,298,242	—
Amortization of other intangible assets	1,306,463	988,544
Stock-based compensation expense	487,951	294,584
Provision for bad debt	60,135	10,000
Write-off of inventory	780,050
Disposal of equipment	92,044
Amortization of discount on Senior Notes recorded as interest expense	560,095	—
Common stock issued in lieu of cash for services rendered	273,081	75,000
Fair value of warrants issued for short term loans	36,310	—
Common stock issued in lieu of cash for interest on note payable	11,500	—
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable	891,734	311,773
Inventory	81,086	(824,669)
Prepaid expenses and other assets	(160,301)	(3,411)
Accounts payable and accrued expenses	5,094,960	100,245
Deferred revenue	(117,625)	59,556
NET CASH USED IN OPERATING ACTIVITIES	(5,083,537)	(2,229,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(126,145)	(112,401)
Acquisition of Riptide Software, Inc., net of cash acquired	(4,652,314)	—
Acquisition of Bravera, Inc.	(1,779,966)	—
Fee for purchasing public shell for reverse merger	(400,000)	—
Proceeds from sale of intellectual property	1,000,000	—
NET CASH USED IN INVESTING ACTIVITIES	(5,958,425)	(112,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A preferred stock	2,556,110	1,000,002
Net proceeds from issuance of Series B preferred stock	3,137,500	—
Advance from stockholder for pending issuance of shares of preferred stock	—	250,000
Net proceeds from issuance of Senior Notes	5,940,000	—
Proceeds from short term borrowings	350,000	92,000
Proceeds from conversion of warrants into common shares	73,970	—
Proceeds (payments) on capital lease obligations	(10,378)	48,279
Payments on notes payable	(672,233)	(190,209)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,374,969	1,200,072
Net increase (decrease) in cash and cash equivalents	333,007	(1,141,611)
Cash and cash equivalents at beginning of year	404,209	1,545,820
Cash and cash equivalents at end of year	$737,216	$404,209

Supplemental cash flow information:
Interest paid	$367,122	$109,086
Income taxes paid	$—	$—

Non-cash financing items:
Series A preferred dividends accrued and payable in shares of Series A Preferred Stock	$241,864	$241,500
Fair value of common shares and warrants issued with Senior Notes	$2,383,855	$—
Fair value of common shares and warrants issued with Series B preferred stock, net of accretion	$1,118,578	$—
Conversion of accrued preferred dividends into shares of common stock	$301,875	$—
Payment of notes payable with shares of common stock	$395,588	$—
Common shares issued for acquisition of interest in master distributorship	$18,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Events

Effective January 2, 2008, we changed our corporate name to Riptide Worldwide, Inc. (“Riptide”) from Shea Development Corp.

On March 2, 2007, Riptide, a public shell, and Information Intellect, Inc. (“Information Intellect”), a private company, merged in a transaction accounted for as a reverse merger. In July 2007, Riptide entered into two material definitive agreements, including ancillary agreements, for a senior debt financing and a Series B Preferred Stock offering (the “Financings”) raising approximately $11 million of cash, before transaction costs, to consummate the acquisitions of two private companies, Riptide Software, Inc. (“Riptide Software”) and RTWW Business Services, Inc. formerly Bravera, Inc. (“RBS”). The agreements and transaction are discussed in NOTE C – ACQUISITIONS and NOTE H – NOTES PAYABLE.

The Information Intellect subsidiary had developed, marketed and licensed a line of enterprise asset management software solutions to companies in the utility industry.  On August 17, 2007, Information Intellect and Riptide sold its Acufile and IntelliPlant Software and associated intellectual property rights (the “Assets”) to PowerPlan Consultants, Inc., for cash proceeds of $1,000,000. Subsequent to the sale, Information Intellect withdrew from the market and closed its office in Marietta, Georgia.  The results of operations of the Information Intellect software business are reflected as discontinued operations in the Riptide consolidated financial statements for the years ended December 31, 2007 and 2006.  The agreement and transaction are discussed in NOTE D – DISCONTINUED OPERATIONS.

Description of Business

Riptide was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management (BPM) company. The Company plans to continue this transition through strategic acquisitions and in July 2007, the Company completed the acquisition of Riptide and RBS. Riptide provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control and Communications). Riptide’s enterprise software products provide customers with a wide array of options to make the product their own through a customizable configuration process. RBS provides document management services for the Federal Emergency Management Agency (FEMA).

During the years ended December 31, 2007 and 2006 Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect, located in Fort Worth, Texas provided software and automated metering solutions, under the MeterMesh brand name, for the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  Information Intellect and ETG had merged in September 2005 but had operated the businesses as separate business units.  Due to slow demand for the ETG products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  These royalties are payable to ETG as I-Sys sells the MeterMesh software and hardware to its end user customers.  At the point that I-Sys has paid $750,000 of royalties to ETG, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and made offers of employment to some of the MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys, Inc.

Basis of Presentation

The accompanying consolidated financial statements of Riptide and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  On March 2, 2007, Riptide, a public shell, and Information Intellect, a private company, merged in a transaction accounted for as a reverse merger. Historical periods presented are those of Information Intellect. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period reclassifications have been made for discontinued operations and to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At December 31, 2007 and 2006, cash and cash equivalents consisted of monies held in checking and savings accounts, as well as money market accounts. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance. The allowance for doubtful accounts, returns and allowances was approximately $754,000 and $40,000 at December 31, 2007 and 2006, respectively. This increase is due to an allowance of approximately $445,000 acquired in the acquisition of RBS for a customer dispute, an additional $110,000 billed the same customer since acquiring RBS and recording an allowance of approximately $142,000 for all outstanding receivables related to the discontinued operations.  The additional $110,000 that was billed since the acquisition of RBS was not recognized as revenue.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect costs, including those costs required under Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs – an amendment of ARB 43, Chapter 4, which was effective for inventory costs incurred on or after January 1, 2006. SFAS No. 151 did not have a material effect on our financial statements. Service inventories consist primarily of subassemblies and components necessary to support post-sale maintenance.

Property and Equipment

The Company’s property and equipment is stated at cost and depreciation was computed using the straight-line method over the estimated useful lives ranging from one to ten years. Amortization of leasehold improvements was computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

Acquisitions

In accordance with SFAS No. 141, Business Combinations, we record the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired and intangible assets that arise from contractual/legal rights, or are capable of being separated, are recorded at their fair values at the date of acquisition. The balance of the purchase price after fair value allocations represents goodwill. Negative goodwill resulting from contingent consideration is recorded as a liability. Contingent payments subsequently made are then applied against the liability. Amounts allocated to in-process research and development (IPR&D) are expensed in the period of acquisition.

Intangible Assets

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years, using the straight line method.

The following represents Riptide’s anticipated amortization over the next 5 years:

	2008	2009	2010	2011	2012
Amortization	733,333	733,333	733,333	733,333	733,333

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable and exceeds its fair value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If conditions would indicate that an asset might be impaired, the Company would have estimated the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment, if any, would have been measured by the amount by which the asset exceeds its fair value typically represented by quoted marked values or, when and if available, the future discounted cash flow associated with the asset.

Revenue Recognition

Revenue consists of amounts earned from professional services including engineering, consulting, implementation and installation services and sales of hardware. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. For our standard contract arrangements that combine deliverables such as hardware, meter reading system software, installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items.

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured. Hardware revenue is generally recognized at the time of shipment, receipt by customer, or, where applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of vendor-specific objective evidence (‘VSOE’) of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If implementation services are essential to a software arrangement, revenue is recognized using either the percentage of completion methodology if project costs can be estimated or the completed contract methodology if project costs can not be reliably estimated. Hardware and software post-sale customer support fees are recognized ratably over the life of the related service contract.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Product Development Costs

The Company follows the guidance provided in SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, regarding the accounting for the costs of developing its software products. Product development costs include the direct costs of the project, labor, third party contracting fees and a pro rata share of indirect overhead costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility has been established have not been material, and, accordingly, all costs to develop our products have been expensed as incurred.

Purchased software and acquired technology (i.e., software and technology acquired from a third party) are classified as intangible assets on the balance sheet and have been recorded at fair value determined at the date of acquisition and measured against its net realizable value at each balance sheet date. Purchased software is amortized to operating expenses over its estimated useful life, generally five years. Management determined that a write-down of purchased software relating to its ETG business was required and recognized an impairment charge of $821,044 relating to the purchased technology in 2007.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Net Loss per Common Share

The Company reports net income (loss) to common stockholders per share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted net loss per common share is computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding during the year. For the years ended December 31, 2007 and 2006, the weighted average shares outstanding were 39,338,125 and 6,869,465. The dilutive effect of the conversion of warrants, the convertible preferred stock and the convertible notes payable was excluded from the earnings per share calculation due to the Company being in a net loss position.

Advertising Expense

The Company expenses costs associated with advertising as they are incurred and includes these costs in selling, general and administrative expense. Advertising expense, including design and production of product collaterals, industry trade shows and printing, for the years ended December 31, 2007 and 2006 was $118,702, and $5,177, respectively.

Stock-Based Compensation

On January 1, 2005, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004) (“123R”), Share-Based Payment. SFAS No. 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123R. See NOTE K – STOCK OPTIONS AND WARRANTS for further details.

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

Liquidity

The Company received a report from its independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern.  At December 31, 2007, the Company had cash and cash equivalents of approximately $700,000, negative working capital of approximately $10.5 million, stockholders’ deficit of approximately $9.4 million and total liabilities exceed total assets.  The Company has experienced recurring operating losses in 2007 and in 2006.  In addition, the Company is in technical default on various debt agreements.  As a growing technology business the Company continues to require new investment from existing and new sources of capital. Its growth strategy through acquisitions requires that the Company raise funds from debt or equity investors to pay for the acquisitions. On November 7, 2007 the Company entered into a merger agreement to acquire CRI Advantage, Inc. (“CRI”) with a closing condition that the Company raise sufficient funds to pay the $3,500,000 cash portion of the consideration plus transaction costs.  In addition, on November 28, 2007, the Company entered into merger agreement with WOW Global Corporation, LLC (“WOW”) and the two holders of all the outstanding equity interests in WOW with a closing condition that the Company raise sufficient funds to pay the $5,450,000 cash portion of the consideration plus transaction costs. Historically, the Company has had access to sources of additional funds and during July 2007 raised approximately $10,000,000 to fund the acquisitions of Riptide Software and RBS and the Company is in the process of raising funds for the acquisitions of CRI and WOW.  The Company has a commitment from an entity controlled by its CEO to fund up to $15 million of cash for working capital purposes and to finance the acquisitions; however no funds have been received from this commitment as of April 11, 2008.  Funds from this related party financing and other  new financings as well as  cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute the Company’s growth strategy of acquiring technology businesses. However no assurances can be made that the Company will receive the funds from the $15 million commitment or that it will continue to have access to capital in the future or on terms or at rates acceptable to the Company.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard as required and adoption will not have a significant impact on the Company’s results of operations, financial condition and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of SFAS 158 were implemented by the company as of December 31, 2006.  The company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this revised statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141R and has not yet determined its potential impact on its future results of operations or financial position.

NOTE B – CONCENTRATION OF CREDIT RISK

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

The United States Army accounted for 33%, Marriott Vacation Club International accounted for 31% and two other customers accounted for 18% of total revenues for the year ended December 31, 2007. All other customers accounted for less than 5% of revenue on an individual basis. Overall, the U.S. government related revenues accounted for 63% of the Company’s total revenues.  This concentration makes the Company vulnerable to a near-term severe impact, should the relationships be terminated or remain uncollected.

NOTE C – ACQUISITIONS

On July 16, 2007, the Company completed the acquisition of Riptide Software pursuant to the Riptide Software Agreement and Plan of Merger (the “Agreement”). In exchange for all of the outstanding shares of common stock of Riptide Software, the Riptide Software shareholders received $4,000,000 in cash, 5,000,000 shares of the Company’s common stock and $5,000,000 in notes payable (the “Seller Notes”). The shareholders of Riptide Software became employees of a subsidiary of Riptide and one employee was appointed an officer and elected a director of Riptide following the closing of the merger. In addition, the Riptide shareholders are entitled to receive additional cash consideration should the Riptide business achieve financial performance goals, as defined in the Agreement, during the first and second year following the acquisition date. If the defined financial performance goals are met, an aggregate of approximately $560,000 plus a variable component of twenty percent (20%) of any excess above the financial performance goal would be payable as additional cash consideration for the acquisition of Riptide Software . Based on the financial performance of Riptide Software in 2007, the Company recognized a liability of $455,000 as of December 31, 2007.  The acquisition consideration paid at closing was funded by the proceeds of the Senior Notes. See NOTE H – NOTES PAYABLE. Payment of the Seller Notes plus any future cash consideration is expected to be provided through a combination of cash flow from operations and cash proceeds from future financings.

In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of July 16, 2007. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were obtained through an independent third party appraisal which used estimates and assumptions provided by management. The following represents the allocation of the purchase price to the intangible assets and the estimated useful lives associated with the acquisition of Riptide.

	Amount	Estimated Useful Life
Identifiable intangible assets and goodwill:
Current assets acquired	$4,154,653
Property, plant and equipment acquired	209,415
Other assets acquired	3,927
Current liabilities assumed	(795,894)
Customer relationships	4,000,000	6 years
Certification mark	350,000	—
Trade names	400,000	6 years
Goodwill	3,511,154	—
Total	$11,833,255
Consideration:
Cash paid at closing	$4,000,000
Seller notes	5,000,000
Fair value of common stock	965,000
Transaction costs	1,413,255
Year one earn-out	455,000
Total	$11,833,255

In addition, on July 16, 2007, the Company completed the acquisition of RBS, formerly Bravera, Inc. pursuant to the Bravera Agreement and Plan of Merger. In exchange for all of the outstanding shares of common stock of RBS, the sole shareholder of RBS (the “Bravera Shareholder”) received cash of approximately $800,000 at the closing of the financings with another $700,000 payable at a subsequent closing that had not occurred by December 31, 2007.  As a result, the $700,000 remains recorded as a liability at December 31, 2007. Approximately $465,000 of the cash payments was allocated to settle liabilities of RBS at closing. The Bravera Shareholder also received 3,000,000 shares of the Company’s common stock in return for the shares of stock outstanding of RBS, 300,000 shares of the Company’s common stock for signing an employment agreement, 5,000,000 shares of restricted common stock which were to vest ratably over thirty-six months, and warrants to acquire 2,937,500 shares of common stock at an exercise price of $1.00 per share with a five-year term, and vesting in two tranches of 1,312,500 and 1,625,000 if financial performance goals, as defined in the Agreement and Plan of Merger, are met in anniversary years ending July 16, 2008 and 2009, respectively. The fair value of the 300,000 common shares issued for signing the employment agreement and the vested restricted shares was recorded as stock compensation expense. Upon the closing of the transaction the Bravera Shareholder became an employee and an officer of RBS.

The Bravera Shareholder was also entitled to receive additional cash consideration should RBS achieve financial performance goals, as defined in the Bravera Agreement and Plan of Merger, during the first and second anniversary year following the acquisition date. If the defined financial performance goals are met, additional cash consideration would become payable in aggregate amounts of $1,250,000 at the end of the anniversary year on July 16, 2008 and $1,400,000 at the end of the anniversary year on July 16, 2009. A variable cash component of twenty percent of any excess above the defined financial performance goal would also have been payable on those same anniversary dates as additional cash consideration for the acquisition of Bravera. If the amounts are earned an adjustment to the purchase price will be made in accordance with the requirements of SFAS No. 141, Business Combinations. The financial goals set forth in the Bravera Agreement and Plan of Merger are not expected to be met in the performance periods ending July 16, 2008 and 2009 due to the resignation of the Bravera Shareholder and the resulting reorganization of the RBS business.  See further discussion below regarding pending litigation.

As of July 16, 2007, a wholly-owned subsidiary of Riptide entered into a Software License and Asset Purchase Agreement to license and acquire the intellectual property held by an entity owned by the Bravera Shareholder. The purchase price was payable in cash and warrants to acquire shares of common stock upon the attainment of anniversary year Bravera financial performance goals defined in the Software License and Asset Purchase Agreement. The financial goals set forth in the Software License and Asset Purchase Agreement for the year ended December 31, 2007 were not met and as a result, no addition acquisition consideration was payable. In addition, due to the resignation of the Bravera Shareholder and the resulting reorganization of the business, no acquisition consideration is estimated to become payable in the years ending December 31, 2008, 2009 and 2010. Also, immediately exercisable warrants for 450,000 shares of common stock with an exercise price of $1.00 per share and a five-year term were issued at closing on July 16, 2007. The acquisition consideration paid at closing for Bravera was funded by a portion of the proceeds of the Senior Notes.  See NOTE H – NOTES PAYABLE.

In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of July 16, 2007. The excess purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were obtained through an independent third party appraisal which used estimates and assumptions provided by management. The tangible assets and liabilities of Bravera as of July 16, 2007 were reviewed and adjusted to their fair value as necessary, including recognizing an additional liability of approximately $1,000,000 relating to a dispute with a customer and approximately $272,000 relating to unpaid payroll taxes. The following represents the allocation of the purchase price to the intangible assets and the associated estimated useful lives.

Amount
Identifiable intangible assets and goodwill:
Current assets acquired	$369,103
Property, plant and equipment acquired	213,385
Current liabilities assumed	(2,224,720)
Long-term debt assumed	(50,000)
Goodwill	4,781,888
Total	$3,089,656
Consideration:
Cash paid at closing	$800,000
Amount due Bravera Shareholder	700,000
Fair value of common stock and warrants	609,690
Transaction costs	979,966
Total	$3,089,656

On September 29, 2007, the Bravera Shareholder resigned his position as an officer of the Company. As a result of his resignation, all potential future payments and the vesting on restricted shares and warrants to the Bravera Shareholder were cancelled. In addition, it was determined that at September 30, 2007, the cash flow expectations of RBS had changed requiring the Company to significantly lower its future cash flow expectations. The Company entered into negotiations with the Bravera Shareholder to restructure the original terms of the merger agreement and to reduce the consideration paid or payable pursuant to the merger agreement. However, the negotiations were not successful and as a result, the Company determined that the goodwill and other intangible assets recorded at the acquisition date of RBS had been impaired resulting in an impairment charge to operations of $4,781,888. On December 12, 2007, the Company filed suit against the Bravera Shareholder in the United States District Court, Southern District of New York.  On January 15, 2008, the Bravera Shareholder filed suit against the Company in the Supreme Court of the State of New York.  The Bravera Shareholder has also filed suits in the states of South Carolina and Virginia relating to unpaid rents and other claims.  For further discussion see Legal Matters in NOTE N – COMMITMENTS AND CONTINGENCIES.

The following represents the pro forma Statement of operations of Riptide assuming that Riptide Software and RBS and the related Senior Notes financing in NOTE H - NOTES PAYABLE and the Series B Preferred Stock financing in NOTE L - STOCKHOLDERS’ EQUITY occurred at the beginning of the years presented.

	Unaudited
	2007	2006
Total revenue	$15,947,404	$13,411,202

Total cost of revenue	11,415,322	9,294,209
Gross profit	4,532,082	4,116,993

Operating expenses
Selling, general and administrative expenses	11,025,860	3,830,874
Product development expenses	2,652,117	1,151,756
Write-off of inventory	780,057	—
Depreciation and amortization	268,002	156,409
Impairment charge	6,298,242	—
Amortization of other intangible assets	1,703,687	1,721,879
Total operating expenses	22,727,965	6,860,918
Operating loss	(18,195,883)	(2,743,925)

Interest income	14,126	31,544
Interest expense	(2,677,505)	(2,644,633)
Registration rights penalty	(829,000)	—
Loss from continuing operations before income taxes	(21,688,261)	(5,357,014)
Provision for income taxes	56,986	307,879
Loss from continuing operations	(21,745,247)	(5,664,893)
Gain (loss) from discontinued operations after gain from sale in 2007, net of income taxes	553,871	(1,112,036)
Net loss	(21,191,376)	(6,776,929)
Less preferred stock dividend	(241,864)	(241,500)
Net loss applicable to common stockholders	$(21,433,240)	$(7,018,429)

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

Pending Acquisition of CaminoSoft Corp.

On September 6, 2007, Riptide entered into an Agreement and Plan of Merger (the “Agreement”) with CaminoSoft Corp. (“CaminoSoft”) and its wholly-owned subsidiary CC Merger Corp. (“Merger Sub”), pursuant to which the holders of Riptide common stock will receive shares of CaminoSoft common stock, holders of Riptide Series A preferred stock will receive 3,800,000 shares of CaminoSoft’s Series A preferred stock and holders of Riptide Series B preferred stock will receive 4,600,000 shares of CaminoSoft Series B preferred stock. The CaminoSoft Series A and Series B preferred stock (collectively, the “Camino Preferred Stock”) will have the same terms and conditions as the Riptide Series A and Series B preferred stock except that the conversion ratio will be adjusted by the Exchange Ratio provided for in the Agreement. Upon the closing of the Merger, the stockholders of Riptide will retain 95.01% and the shareholders of CaminoSoft will retain 4.99% of the fully-diluted capital stock of CaminoSoft after giving effect to shares of CaminoSoft common stock (i) to be issued to the holders of Riptide common stock; (ii) issuable upon the conversion of the Camino Preferred Stock; (iii) issuable upon the exercise of the newly issued options and warrants; and (iv) which will be issued or issuable in connection with financings to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of no less than $0.50 per share.

At Closing, CaminoSoft will assume and adopt the Riptide 2007 Stock Option and Performance Awards Plan (the “Riptide Option Plan”) and will assume all outstanding stock options issued under the Riptide Option Plan and all outstanding Riptide warrants will be assumed by CaminoSoft, all of which are subject to adjustment by the Exchange Ratio. Prior to Closing, CaminoSoft will terminate its stock option plan, terminate all of its outstanding stock options, and terminate all of its outstanding warrants.

Prior to the Merger CaminoSoft will cause the holders of its outstanding convertible notes and convertible debentures to convert such debt instruments into shares of CaminoSoft common stock to be followed by a reverse stock split of all of its outstanding shares of common stock. In addition, holders of CaminoSoft common stock shall be entitled to receive in respect of each share of CaminoSoft common stock, warrants to purchase 0.333 shares of CaminoSoft common stock following the consummation of the Merger at an exercise price of 110% per share of the share issuance price of the most recent private placement of Riptide prior to the Closing Date.

Upon the terms and conditions set forth in the Agreement, Merger Sub will be merged into Riptide, and Riptide will become a wholly-owned subsidiary of CaminoSoft. At the Effective Time the directors and officers of CaminoSoft will resign and the directors and officers of Riptide at the Effective Time will become the directors and officers of CaminoSoft. For accounting and reporting purposes in accordance with GAAP, Riptide will be deemed to have acquired CaminoSoft and will account for the Merger using the purchase method of accounting for business combinations. Riptide will allocate the purchase price to the net tangible and intangible assets acquired based on their respective fair values at the date of the completion of the Merger. Any excess of the purchase price over those fair values will be recorded as goodwill.

On October 18, 2007, Riptide advanced CaminoSoft $100,000.  Riptide used proceeds from a convertible promissory note from a stockholder who is also a shareholder of CaminoSoft to fund this advance.    This advance is recorded as an Other Current Asset by Riptide.  See NOTE H – NOTES PAYABLE and NOTE M – RELATED PARTY TRANSACTIONS.

The Closing under the Agreement is subject to customary closing conditions including regulatory approvals, the filing of Proxy Statement - Prospectus and the approval of the stockholders of the Company and the shareholders of CaminoSoft. The parties anticipate that the Closing may close following the closing of the next financing expected in second quarter of 2008.

Pending Acquisition of CRI Advantage, Inc.

On November 7, 2007, Riptide and its wholly-owned subsidiary Shea Development Acquisition No. 4 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger with CRI Advantage, Inc. (“CRI”) pursuant to which the Company will acquire all of the outstanding stock of CRI in a cash and stock transaction. The acquisition will be accomplished by the merger of Merger Sub into CRI, with CRI surviving the merger as a wholly-owned subsidiary of the Company. The aggregate purchase price is payable in 5,900,000 shares of the Company’s  common stock and $3,500,000 in cash before transaction costs primarily consisting of legal, accounting and advisory fees. At closing, $350,000 and 1,500,000 shares of Company common stock will be placed in escrow pending CRI achieving profitability goals during the year ending December 31, 2008. In addition, the Company expects to assume estimated CRI debt and other liabilities of approximately $2,300,000 at closing. The closing of the merger is subject to customary closing conditions including the raising of the $3,500,000 in cash through a debt and/or equity financing transaction.  On November 21, 2007, Riptide advanced CRI $180,000.  This advance is recorded as an Other Current Asset by Riptide. The parties anticipate that the closing will occur in the second quarter of 2008.

Pending Acquisition of WOW Global Corporation, LLC.

On November 28, 2007, Riptide entered into an Interest Purchase Agreement (the “Agreement”) with WOW Global Corporation, LLC (“WOW”) and the two holders of all the outstanding equity interests in WOW pursuant to which Riptide agreed to acquire all of the outstanding equity interests of WOW in a cash and stock transaction.  The aggregate purchase price is payable in 8,000,000 shares of Riptide common stock and $5,450,000 in cash before transaction costs primarily consisting of legal accounting and advisory fees.  At closing, 4,000,000 shares of Riptide Common Stock will be placed in escrow pending the expiration of certain indemnification provisions in the Agreement and WOW achieving certain defined profitability goals during the years ending December 31, 2008, 2009 and 2010.  The closing of the transaction is subject to customary closing conditions, including the raising of the $5,450,000 in cash through a debt and/or equity financing transaction. The parties anticipate that the closing will occur in the second quarter of 2008.

NOTE D – DISCONTINUED OPERATIONS

On August 17, 2007 Information Intellect, a wholly-owned subsidiary of Riptide, and Riptide (jointly, the “Seller”) sold its Acufile and IntelliPlant Software and associated intellectual property rights (the “Assets”) to PowerPlan Consultants, Inc., (“PowerPlan”). Riptide and Information Intellect withdrew from its legacy utility software applications business and closed its office in Marietta, Georgia. However Riptide’s business related to its MeterMesh products located in Fort Worth, Texas was unaffected by this transaction. The Assets were sold for $1 million in cash pursuant to an Asset Purchase Agreement between Riptide, Information Intellect and PowerPlan .

This transaction, based on SFAS No. 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the quarter ended September 30, 2007. As a result, the Company has reflected the results of operations of its legacy utility software applications business for the year ended December 31, 2007 and 2006 as discontinued operations. As a result, reported revenues for these periods no longer include any revenue or expense from the legacy utility software applications business. The results from the discontinued legacy utility software applications business, are reported as loss from discontinued operations, net of income taxes in the Statement of Operations.

The components of the loss from discontinued operations, net of income tax, are presented below:

	For the year ended December 31,
	2007	2006
Revenue
Professional services fees	$949,543	$1,518,320
Software license fees	150,000	460,485
Customer support contract services fees	1,060,265	903,267
Total revenue	2,159,808	2,882,072

Cost of revenue
Professional and customer support services	732,572	741,145
Gross profit	1,427,236	2,140,927

Operating expenses
Selling, general and administrative expenses	1,482,104	2,436,256
Product development expense	330,035	800,924
Depreciation and amortization	21,363	15,783
Total operating expenses	1,833,502	3,252,963
Gain from sale of intellectual property	1,000,000	—
Gain (loss) from discontinued operations before income taxes	593,734	(1,112,036)
Provision for income taxes	39,863	—
Gain (loss) from discontinued operations	$553,871	$(1,112,036)

NOTE E – INVENTORIES

ETG is the only business unit that maintains inventory.  Due to slow demand for the ETG products and services, the Riptide decided to fully reserve the inventory maintained by ETG as of December 31, 2007.  The details of the inventory balance at December 31, 2007 and 2006 are as follows:

	2007	2006
Raw materials	$453,526	$1,246,169
Work in process	401,639	5,456
Finished goods	357,626	79,883
Gross inventory	$1,212,791	$1,331,508
Allowance	(1,212,791)	(470,372)
Net inventory	$—	$861,136

NOTE F — PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006, property and equipment consisted of:

	Useful life (in years)	2007	2006
Computer and office equipment	1 – 10	$542,501	$372,140
Furniture and fixtures	3 – 10	95,291	81,070
Leasehold improvements	Remaining lease term	58,824	1,761
		696,616	454,971
Less accumulated depreciation and amortization		(342,779)	(266,495)
Net property and equipment		$353,837	$188,476

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $177,912 and $29,780, respectively.  In addition, Riptide impaired $104,012 of ETG’s property and equipment for the year ended December 31, 2007.

NOTE G — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2007 and 2006, accounts payable and accrued liabilities consist of:

	2007	2006
Accounts payable	$3,014,404	$122,457
Transactions fees payable	1,491,256	—
Accrued for customer disputes	999,666	—
Accrued RBS purchase price payable	700,000	—
Accrued payroll and benefits	763,895	92,030
Accrued severance	109,017	—
Registration rights penalty	829,000	—
Interest expense payable	425,694	—
Riptide Software year one earn-out	455,000	—
Accrued federal and state payroll taxes payable	272,367	—
Other accrued liabilities	361,661	—
Total accounts payable and accrued liabilities	$9,421,960	$214,487

NOTE H – NOTES PAYABLE

Senior Notes

On July 13, 2007, Riptide entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Riptide common stock and (iii) warrants to purchase 3,500,000 shares of Riptide common stock in return for $6,500,000 of cash proceeds after a 10% debt discount but before transaction costs. The warrants have a term of five years and an exercise price of $0.01 per share. Riptide was required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price, plus related transaction costs, for the acquisitions of Riptide and Bravera. See NOTE C – ACQUISITIONS.

In addition, we have entered into Registration Rights Agreements with the holders of Senior Notes and the holders the Series A and Series B Convertible Preferred Stock.  Each of the agreements contains covenants including the timing for the registration and rights to registered shares, limits on capital expenditures, subsequent borrowings, loans to third parties, investments, acquisitions and divestitures, as well as restrictions on the payment of cash dividends.  In addition, the Senior Notes have Leverage and Fixed Charge Coverage Ratios.  Additionally, the Senior Notes contain customary events of default including, nonpayment of principal or interest; the violation of a covenant; the occurrence of a material adverse change; the attachment of any portion of our assets; insolvency; material misrepresentations by us; and our default under any other loan agreement. Upon the occurrence of an event of default the applicable interest rate increases to 18% per annum and the debt would become immediately due and payable.

As of December 31, 2007, we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and were working with the Senior Note holders to cure the default. In addition, payments of principal and interest have not been paid.  The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  We must also file a registration statement to register the shares under the Registration Rights agreements.  In addition, the Company is subject to cash penalties of approximately $829,000 at December 31, 2007 for not maintaining the leverage and fixed charge coverage ratios required under the Senior Notes and for failure to meet the requirements of the Registration Rights Agreements.

On the first business day of each month, beginning January 1, 2008, Riptide is required to pay in cash, 1/30th of the original principal amount of $7,222,222 of the Senior Notes, or approximately $241,000 per month plus unpaid accrued interest to the holders of the Senior Notes.  Riptide has not made these required payments in 2008 and is now incurring an 18% late fee on all accrued and unpaid interest.  Since the Senior Notes are in technical default, the entire outstanding amount is classified as current.

At any time during the term of the Senior Notes, Riptide has the right to prepay in cash, all or a portion of the principal amount of Senior Notes at 110% of the principal amount then outstanding plus accrued interest to the date of repayment. If Riptide becomes party to any change of control transaction, or if Riptide agrees to sell or dispose any of its assets in one or more transactions (whether or not that sale or disposal would constitute a change of control transaction), Riptide would then be required to offer to repay, in cash, the aggregate principal amount of the Senior Notes then outstanding at 115% of the principal amount plus unpaid accrued interest to the date of repayment.

The Senior Notes are secured by a first lien on all of the assets of Riptide and its subsidiaries. Among the restrictions defined in the Senior Notes, the terms of the Senior Notes prohibit the issuance of new senior debt, limit the repurchase of any equity securities outstanding, the investment in or acquisitions of securities of another person or third party entity, restrict payment of dividends, payments for capital expenditures and payment of other debts subordinate to the Senior Notes. In addition, Riptide in order to pay cash dividends on any of its outstanding preferred or common stock specific debt and interest coverage ratios as defined by the Senior Notes must be met however, these debt and interest coverage ratio covenants do not place any other restrictions on the Company.

Within 90 days from the Closing Date, Riptide was required to authorize and approve a reverse stock split of its common stock whereby after a reverse split Riptide will have no more than 25,000,000 shares of common stock outstanding. To meet this requirement, the Company entered into a merger agreement with CaminoSoft Corp. on September 6, 2007, to be accounted for as a reverse merger under GAAP, and by which the number of Riptide shares outstanding may be reduced to meet the requirement of the Senior Notes.  However, Riptide has not been able to complete the reverse merger, has not implemented a reverse stock split and as a result has not met this requirement.

The terms of the Senior Notes also required that debt existing at closing be repaid or subordinated to the Senior Notes. As a result, Riptide (i) repaid notes payable of approximately $249,000 and (ii) entered into subordination agreements with holders of approximately $513,000 of debt outstanding plus accrued interest at the closing date. Interest will continue to accrue on the $513,000 of subordinated notes payable and all principal and interest becomes due 14 days following the full and final payment of the Senior Notes. For entering into the subordination agreements, two holders of notes payable received further consideration of an aggregate of 100,000 shares of Riptide common stock. In addition, one officer of Riptide agreed to subordinate his note payable of approximately $89,000 to the Senior Notes and two officers agreed to fully settle their notes payable of approximately $304,000 for cash payments of approximately $34,000 and 607,176 shares of Riptide common stock.

The following table represents the carrying value of the Senior Notes.

December 31, 2007
Face value of the Senior Notes	$7,222,222
Original note discount	(722,222)
Transaction fees	(560,000)
Fair value of common stock and warrants issued in conjunction with the issuance of the Senior Notes	(2,383,855)
Amortization of note discount recorded as interest expense	560,095
Total Senior Notes payable	4,116,240
Less current maturities	4,116,240
Long-term Senior Notes payable	$—

Convertible Subordinated Notes

In connection with the Riptide Software acquisition, a Riptide subsidiary issued $5,000,000 face amount of convertible subordinated notes to the former shareholders of Riptide Software (the “Seller Notes”) as payment of a portion of the acquisition consideration. $2,080,269 is due to an employee of Riptide Software who is also an officer, director and stockholder of the Company. The balance of $2,919,731 is due to six employees of Riptide Software, five are employees of Riptide Software and are stockholders of the Company. The Seller Notes are convertible into shares of Riptide common stock at a conversion price of $1.00 per share. The Seller Notes have a term of three years with aggregate principal payments, subject to the subordination requirements of the Senior Notes, of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010. The Seller Notes are subordinated to the Senior Notes that prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full. Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (7.75% per annum on December 31, 2007) and is payable on each anniversary date of the note in shares of common stock. The number of shares of common stock is computed by dividing the accrued interest by the conversion rate of one share for each $1.00 of accrued interest.  In addition, income tax payments made by Riptide for income earned by Riptide prior to the acquisition and as a result of Internal Revenue Service mandated migration from cash to accrual accounting methods will be reimbursed by the former shareholders through a reduction in principal payments.  As of December 31, 2007, Riptide has recorded a liability of approximately $646,000 for income taxes relating to Riptide Software’s pre-acquisition income.  Riptide recorded the offset of this liability as an Other Asset.  Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

	December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Financial Institutions and Other Non-Related Third Parties

Installment note at prime interest rate plus 2% payable in monthly installments of $14,843, including interest to October 2007, collateralized by all Company assets, assignments of real estate rents and leases, general intangible assets, and a personal guarantee and assignment of a life insurance policy in the amount of $1,100,000 by the Company’s CEO. Pursuant to the terms of the July 2007 senior debt agreement this note was paid in full on July 17, 2007.	$—	$—	$130,390	$130,390

8% note payable, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.	88,560	—	98,560	7,343

12% subordinate note payable in quarterly payments of interest only installments of $3,000, with principal payments beginning October 2007 to March 2010, collateralized by all Company assets. Pursuant to July 2007 senior debt agreement, this note was paid in full on July 17, 2007.	—	—	100,000	5,778

6% note payable in monthly installments of $545, including interest. The note is collateralized by computer equipment. . Pursuant to the terms of the July 2007 senior debt agreement, this note was paid in full on July 17, 2007.	—	—	7,247	2,610

8% note payable in monthly installments of $449, including interest, beginning October 1, 2007. Beginning October 1, 2005, note is interest only until September 30, 2007. Pursuant to the terms of the July 2007 senior debt agreement, this note was paid in full on July 17, 2007.	—	—	14,338	1,068
Total subordinated notes payable to financial institutions and other non-related parties	88,560	—	350,535	147,189

	December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Stockholders

Seller Notes - prime rate (7.75% at December 31, 2007) notes payable to six stockholders. Interest is payable in shares of common stock annually. No principal payments may be made to these note holders until the July 2007 senior note holders are paid in full. Notes fully mature on July 13, 2010 with principal payments due on July 13, 2008 and 2009. See Seller Notes above.	2,919,731	—	—	—

9% note payable to a stockholder, pursuant to the July 2007 senior debt agreement, a $25,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	146,494	—	190,450	45,300

8% note payable to a stockholder, pursuant to the July 2007 senior debt agreement, a $10,000 payment was made to the note holder. No other principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full. In addition, the note holder received 50,000 shares of the Company’s common stock for signing a subordination agreement.	189,000	—	291,000	106,826

8% note payable to a stockholder due September 2010, payable in monthly installments of $783, including interest beginning October 1, 2007. Beginning October 1, 2005 note is interest only until September 30, 2007. Pursuant to the terms of the July 2007 senior debt agreement, this note was paid in full on July 17, 2007.	—	—	25,000	1,863

Convertible promissory note to a stockholder dated October 17, 2007 with a maturity date of January 17, 2008. The note bears no interest prior to the maturity date and 18% per annum after the maturity date.	100,000	100,000	—	—

Non-interest bearing note due to Bravera Shareholder that was assumed as part of the acquisition of Bravera.	50,000	—	—	—
Total subordinated notes payable to stockholders	3,405,225	100,000	506,450	153,989

	December 31,
	2007		2006
	Amount	Current Portion	Amount	Current Portion
Subordinated Notes Payable to Officers

Seller Notes - prime rate (7.75% at December 31, 2007) note payable to an officer, director and stockholder. Interest is payable in shares of common stock annually. No principal payments may be made to these note holders until the July 2007 senior note holders are paid in full. Notes fully mature on July 13, 2010 with principal payments due on July 13, 2008 and 2009. See Seller Notes above.	2,080,269	—	—	—

6% note payable to an officer and director of the Company due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $9,306 principal plus interest was paid to the note holder. No other principal or interest payments may be made to this note holder until the senior note holders are paid in full and then the Company has 14 days to pay this note holder in full.	88,871	—	101,961	—

6% note payable to an officer of the Company due December 2009. Pursuant to the terms of the July 2007 senior debt agreement, $18,038 principal plus interest was paid to the note holder, and the remaining principal balance of $151,787 was converted into 303,574 shares of the Company’s common stock in July 2007.	—	—	197,643	—

6% note payable to an officer of the Company due March 2010. Pursuant to the terms of the July 2007 senior debt agreement, $15,895 principal plus interest was paid to the note holder, and the remaining principal balance of $151,801 was converted into 303,602 shares of the Company’s common stock in July 2007.	—	—	174,160	—
Total subordinated notes payable to officers	2,169,140	—	473,764	—
Total subordinated notes payable	5,662,925	$100,000	1,330,749	$301,178
Less current maturities	100,000		301,178
Long-term portion of subordinated notes payable	$5,562,925		$1,029,571

The maturities of the subordinated notes payable, including the Seller Notes, outstanding below are shown following the full payment of the July 2007 Senior Notes, and may be accelerated should the Senior Notes be paid in full prior to maturity.

2008	$100,000
2009	—
2010	5,562,925
Total	$5,662,925

Interest expense was $1,511,520 and $109,086 for the years ended December 31, 2007 and 2006, respectively.

In accordance the subordination agreements signed pursuant to the terms of the July 2007 senior debt agreement, no remaining principal or interest payments may be made to any debt holders until the senior note holders are paid in full, and then the Company has 14 days to pay subordinated note holders in full. During the year ended December 31, 2007, notes payable in the amount of $395,588 were converted into 676,176 shares of the Company’s common stock

NOTE I – CAPITAL LEASE OBLIGATIONS

During the year ended December 31, 2006, the Company acquired $49,750 of equipment under long-term leases. The future minimum lease payments under capital leases at December 31, 2007 are as follows:

Total minimum lease payments	$65,230
Less amounts representing interest and taxes	25,328
Present value of net minimum lease payments	38,902
Current maturities of capital leases obligations	7,758
Long-term capital leases obligations	$31,144

Aggregate future capital lease payments at December 31, 2007 consist of the following:

2008	$7,758
2009	9,690
2010	12,102
2011	9,351
Total	$38,901

NOTE J – INCOME TAXES

At December 31, 2007 and 2006, the provision for income taxes is comprised of the following:

	2007	2006
Current federal	$—	$—
Current state	56,986	—
Deferred federal	—	—
Deferred state	—	—
Provision for income taxes expense	$56,986	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  At December 31, 2007 and 2006, the sources and tax effects of the differences are as follows:

	2007	2006
Income tax benefit at the federal statutory rate of 34% from continuing operations	$(6,937,655)	$(1,144,739)
Permanent differences	1,529,663	413,261
State income benefit, net of federal benefit	(246,360)	—
Increase in valuation allowance	5,400,254	731,478
Federal deferred pool true-ups and corrections	111,190	—
Effect of change in statutory rate	(24,537)	—
Other	224,431	—
	$56,986	$—

As of December 31, 2007, Riptide has net operating loss carryforwards of approximately $14.3 million for tax purposes which will be available to offset future taxable income.  If not used, these carryforwards will expire between 2022 and 2027.  To the extent the net operating loss carryforwards relate to non-qualified stock option deductions, when realized, the resulting benefits will be credited to stockholders’ equity.

Riptide’s income tax provision was computed based on statutory rate and the average state statutory rates, net of related federal tax benefits.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income purposes.  At December 31, 2007 and 2006, significant components of Riptide’s deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Current:
Allowance for bad debt	$116,575	$14,000
Inventory reserve	457,174	—
Deferred revenue	14,807	—
481(a) adjustment for mandatory change in accounting method from accrual to cash of acquired subsidiary – current portion	94,645	—
Accrued expenses and other	399,768	—
	1,082,969	14,000
Valuation allowance	(1,082,969)	(14,000)
Net current deferred tax assets	—	—

Noncurrent:
Stock compensation	183,901	131,719
Net operating loss carryforwards	4,952,620	1,250,654
Tax credit carryforwards	67,837	—
Noncurrent
481(a) adjustment for mandatory change in accounting method from accrual to cash of acquired subsidiary – noncurrent portion	94,645	—
Amortization of intangibles acquired in stock purchase of subsidiaries	343,602	—
Other	71,052	—
	5,713,657	1,382,373
Valuation allowance	(5,713,657)	(1,382,373)
Net noncurrent deferred tax assets	—	—

Deferred tax liabilities:
Current
Net noncurrent deferred tax liabilities	—	—
Net deferred tax asset (liability)	$—	$—

When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to non-qualified stock option deductions is credited to additional pain-in capital when realized.

As of December 31, 2007 and 2006, income tax payable was $709,455 and $0, respectively.  The balance of 2007 income taxes payable reflects $56, 980 for state income taxes relating to the income of Riptide Software since the date of acquisition, $39,863 for state income taxes from discontinued operations and $646,356 for state and federal income taxes relating to Riptide Software’s pre-acquisition income.  Per the merger agreement with Riptide Software founders, Riptide will offset the payments of the pre-acquisition income taxes with payments of the Seller Notes.  Until Riptide pays the income taxes, Riptide has recorded the offset as an Other Asset.

Adoption of FIN 48

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109. FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in the recording of any unrecognized tax benefits, as there were no identifiable uncertain tax positions that were required to be quantified and disclosed. Therefore, there were no recorded FIN 48 liabilities or adjustments to retained earnings on the Company’s financial statements.

There are no additional uncertain tax positions expected to be taken on the 2007 federal or state income tax returns to be filed. Accordingly, no additional disclosures have been made on the current financial statements regarding FIN 48.

As Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense. Since there is no applicable FIN 48 liability for 2007, no interest or penalties are included in the Consolidated Statement of Operations.

The Company and its subsidiaries file a consolidated federal tax return. Predecessor companies filed on a stand alone basis through the dates of their acquisition by the Company. The 2004-2007 federal tax returns are currently open under the statute of limitations. State income tax returns will still be filed on a separate entity basis. State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.  Tax returns for state and local tax jurisdictions remain subject to examination for the years 2004 through 2007.

NOTE K – STOCK OPTIONS AND WARRANTS

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2005. Accordingly, during the years ended December 31, 2007, 2006 and 2005, the Company determined stock-based compensation expense was immaterial for options granted prior to, but not yet vested, as of January 1, 2005, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For options granted after January 1, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes options pricing model. Compensation expense is recognized on a straight-line basis over the vesting period of the options. SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest.

Stock Option Activity

Prior to the merger on March 2, 2007, the Company had issued options to employees, consultants and stockholders that are not subject to a plan. All stock options issued prior to the merger on March 2, 2007 were cancelled on March 2, 2007.. The following table summarizes the stock option activity for the years ended December 31, 2007 and 2006 for the options that were cancelled on March 2, 2007:

	Outstanding Options
	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2005	775,000	$1.694
Vested and expected to vest at December 31, 2006	321,301	$1.694
Options exercisable at December 31, 2006	321,301	$1.694
Balance at December 31, 2006	775,000	$1.694
Granted	—	—
Exercised	—	—
Cancelled on March 2, 2007	(775,000)	$1.694
Balance at December 31, 2007	—	—

In June 2007, a majority of the Riptide stockholders approved the 2007 Stock Option and Performance Awards Plan (the “Plan”) by written consent. Awards for 9,500,000 shares of common stock are authorized under the Plan. Awards may be issued in the form of incentive stock options, non-qualified stock options, restricted stock and other forms of stock awards determined under the Plan.  On November 20, 2007, 5,268,578 incentive stock options, 1,000,000 non-qualified stock options were granted under the Plan. The non-qualified stock options were granted to a non-employee director of Riptide.  These options vest over four years, with one-fourth vesting on November 20, 2008 and then equal amounts per month the following three years.  The aggregate intrinsic value of these options was determined to be approximately $1,745,000.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated value of the Company’s common stock.  Riptide recognized approximately $49,000 in stock compensation expense associated with these options in the fourth quarter of 2007 and could recognize as much as $109,059 in stock compensation expense per quarter for the next four years.

The following table summarizes the stock option activity for the year ended December 31, 2007 for the options granted under the Plan.

Outstanding Options
	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2006	—	$—
Granted	6,268,578	0.40
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2007	6,268,578	$0.40
Vested and expected to vest at December 31, 2007	—
Options exercisable at December 31, 2007	—

On December 20, 2007, the Company granted 2,000,000 restricted shares of the Company’s common stock to an employee of Riptide Software, Inc. who is now an officer and director of the Company.  These restricted shares vest equally at the anniversary of the first and second year of the grant.  The fair value of this grant was $498,431 of which $7,511 was charged to stock compensation expense in 2007.  The Company expects to charge $62,304 to stock compensation expense per quarter until this grant is fully vested.  As of December 31, 2007 none of these restricted shares have vested.

Following the stock option grants of 6,258,578 and the grant of 2,000,000 restricted shares of common stock there remains 1,241,422 shares of common stock reserved for future awards under the plan.

The following table details stock-based compensation expense included in the statement of operations for the years ended December 31, 2007 and 2006.

	For the Year Ended December 31,
	2007	2006
Costs of revenue	$24,482	$—
Selling, general and administrative expense	463,469	195,477
Product development expense	—	99,107
Impact on net loss to common stockholders	$487,951	$294,584
Impact on net income per share to common stockholders Basic and diluted	$0.01	$0.04

Stock Warrant Activity

In March 2007, five-year warrants to purchase 1,400,000 shares of common stock at an exercise price of $1.15 per share with a fair value at the date of issuance of $95,480 were recorded as a charge to additional paid-in capital. These warrants were issued to the Series A preferred stockholders.

In July 2007, five-year warrants to purchase 10,700,000 shares of common stock at an exercise price of $0.01 per share at a fair value at the date of issuance of $1,958,100 were issued to the holders of the Senior Notes and the Series B preferred stock. Also, five-year warrants to purchase 3,247,000 shares of common stock at an exercise price of $0.01 per share at a fair value at the date of issuance of $603,942 were issued to the placement agents of the Senior Notes and the Series B preferred stock. Five-year warrants to purchase 2,937,500 shares of common stock at an exercise price of $1.00 per share were issued to the Bravera Shareholder in conjunction with the acquisition of Bravera. See NOTE C – ACQUISITIONS. These warrants become exercisable if certain performance goal for Bravera were obtained. Five-year warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share at a fair value at the date of issuance of $30,690 were issued for the intellectual property held by an entity owned by the sole Bravera Shareholder.  Also, five-year warrants to purchase 800,000 shares of common stock at an exercise price of $1.15 per share at a fair value at the date of issuance of $54,560 were issued in association with the placements of the Senior Notes and the Series B preferred stock and the acquisitions.

In December 2007, five-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 per share with a fair value at the date of issuance of $36,310 were recorded as a charge to interest expense. These warrants were issued to the holders of two short term promissory notes.

No stock warrants were issued prior to 2007.  The following table summarizes the stock warrant activity for the year ended December 31, 2007.

	Outstanding Warrants
	Number of Warrants	Weighted- Average Exercise Price
Balance at December 31, 2006	—	—
Granted and exercisable	22,984,500	$0.31
Exercised	(7,397,000)	$0.01
Cancelled	—	$0.00
Balance at December 31, 2007	15,587,500	$0.49

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006
Risk-free interest rates	3.09 - 5.01%	4.62%
Expected lives	0 - 5years	5.75years
Dividend yield	0%	0%
Expected volatility	76 - 80%	77%
Weighted-average volatility	79%	77%

The Company was privately held prior to March 2, 2007, and had no active trading market for its common stock. Therefore the Company’s computation of expected volatility is based the volatility of a publicly-traded competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock. The Company has a very thinly traded market for its common stock due to a limited number of freely tradable shares of stock. Therefore the Company uses the average of the volatilities of a basket of stocks of companies in the business process management industry, adjusted for a premium due to the limited trading volume of the Company’s stock. The Company’s computation of expected life was determined based on the guidance provided in Staff Accounting Bulletin No. 107. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

NOTE L – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock of which 10,000,000 shares have been designated as Series A preferred stock and 20,000,000 as Series B preferred stock.

Series A Convertible Preferred Stock

The Company has 2,800,000 shares of Series A convertible preferred stock, par value per share of $.001, issued and outstanding at December 31, 2007. In March 2007, the Company received gross proceeds of approximately $2,800,000, before transaction costs of approximately $244,000, in connection with the issuance of 2,800,000 shares of the Series A preferred stock, and issued warrants to purchase 1,400,000 shares of common stock at an exercise price of $1.15 per share. The holders of the Series A preferred stock may convert the Series A preferred stock into shares of common stock at any time at a conversion rate of $1.00 per share. As a result of the financing transactions that the Company completed in July 2007, the conversion rate was reduced to $0.25 per share and the holders of the Series A preferred stock received additional warrants to acquire 1,500,000 shares of common stock at an exercise price of $0.01 per share. The Company is required to register the shares of common stock underlying the Series A preferred stock and all of the warrants issued in the July 2007 preferred stock offering with the Securities and Exchange Commission for resale pursuant to Registration Rights Agreements entered into with the holders of the Series A preferred stock. The Series A preferred stock accrues dividends at a rate of 8% per annum and is payable in shares of preferred stock for the first year outstanding and payable in cash thereafter, subject to the restrictions of the Senior Notes.

Prior to the merger on March 2, 2007, Information Intellect had authorized 3,000,000 shares of preferred stock and had 2,966,668 shares of convertible preferred shares issued and outstanding at December 31, 2006. In November 2006, Information Intellect issued 666,668 shares of its preferred stock in exchange for $1,000,002 in cash proceeds. The preferred stock was convertible into Information Intellect’s common stock at a conversion rate of $1.50 per share and accrued dividends at a rate of $.105 per share, payable quarterly and upon approval of the board of directors, the first four quarterly dividend payments may be paid in shares of common stock. In February 2007, the board of directors approved a stock dividend in the amount of 226,334 shares of Information Intellect’s common stock be issued to satisfy the dividend obligation of $301,875 at December 31, 2006. Effective with the merger on March 2, 2007 all shares of Information Intellect preferred stock outstanding were exchanged for common stock of Riptide.

Series B Convertible Preferred Stock

The Company has 3,600,000 shares of Series B convertible preferred stock, per value par share of $0.001, issued and outstanding at December 31, 2007. On July 13, 2007, the Company entered into Series B Preferred Stock Purchase Agreements with accredited investors to issue 4,600,000 shares of Series B preferred stock and warrants to purchase 9,477,000 shares of common stock (“Series B Warrants”) in return for gross cash proceeds of approximately $4,600,000 before cash transaction costs of $462,500. The Company was required to use the proceeds from the issuance of the Series B preferred stock to pay, in one or more tranches, the cash portions of purchase price, plus related transaction costs, for the acquisitions of Riptide, Bravera and the Company’s next acquisition. Because the next acquisition was not completed at the time of the issuance of the Series B preferred stock, one investor required the Company to place $1,000,000 of the gross proceeds in escrow until the earlier of September 15, 2007 or the closing of the next acquisition by Company. The next acquisition was not consummated by September 15, 2007, and the $1,000,000, plus accrued interest was returned to the investors and 1,000,000 shares of Series B preferred stock were returned by the investors.

The Series B preferred stock is redeemable three years from the date of issuance and, as a result, is classified outside of stockholders’ equity on the balance sheet. The Series B preferred stock may be converted at any time into an aggregate of 7,200,000 shares of common stock, representing a conversion price of $0.50 per share. The Series B preferred stock accrues dividends monthly at a rate of 4.5% per annum payable quarterly in cash subject to the restrictions of the Senior Notes. In addition, the holders of the Series B preferred stock received 972,000 shares of common stock at closing representing a prepaid dividend as defined in the Series B Preferred Stock Purchase Agreements. Also, see the discussion below of Registration Rights. The Series B Warrants have a term of five years and are exercisable at anytime by the holder at an exercise price of $0.01 per share.

The following table represents the carrying value of the Series B Stock:

December 31, 2007
Fair value of the Series B preferred stock	$3,600,000
Reduced by:
Transaction fees payable in cash	(462,500)
Fair value of prepaid dividend and warrants issued in conjunction with the issuance of the Series B preferred stock	(1,320,289)
Total	1,817,211
Accretion of fair value of prepaid dividends and warrants	201,711
Series B preferred stock balance at December 31, 2007	$2,018,922

The fair value of the common stock issued as prepaid dividends and the warrants were recorded as reduction to additional paid-in capital and will accrete over the term of the Series B preferred stock.

Common Stock

At December 31, 2007, the Company has authorized 800,000,000 shares of common stock of which 60,855,441 are issued and outstanding. In conjunction with the merger completed on March 2, 2007, the Information Intellect common shares outstanding on March 2, 2007 were converted into an aggregate of 18,900,000 shares of the Company’s common stock. The 18,900,000 shares of the Company’s common stock are unregistered, restricted and subject to piggyback registration rights on a pro rata basis with the registration rights being granted to the investors purchasing shares of the Series A preferred stock.

On July 16, 2007, 8,000,000 shares were issued as part of the consideration paid for the acquisitions of Riptide and Bravera; 12,797,000 shares were issued to the Senior Notes holders; 4,950,000 shares were issued in conjunction with the Senior Notes and Series B preferred stock transactions; 100,000 shares were issued to holders of notes payable in return for entering into subordination agreements, 607,176 shares were issued to holders of notes payable in return for converting the notes payable to equity and 972,000 shares were issued as a prepayment for the Series B preferred stock dividend.

In the fourth quarter of 2007, 544,118 shares of the Company’s common stock have been issued to third parties in lieu of cash for services rendered.  The fair value the 544,118 shares of common stock of approximately $273,000 were charged to professional services expense.

For the year ended December 31, 2007, 4,875,000 shares of the Company’s common stock have been issued to directors, officers and employees as a result of the various financings and other services performed. The fair value the 4,875,000 shares of common stock of approximately $344,220 were charged to stock compensation expense.

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

NOTE M – RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company had notes payable to three officers and three stockholders totaling $980,214 with interest accruing monthly. For the year ended December 31, 2007, principal payments aggregating approximately $163,000 were made to these note holders.  Approximately $24,000 of principal was paid to one of the note holders during 2006. See NOTE H – NOTES PAYABLE for a discussion of the settlement and subordination of the notes pursuant to the terms of the Senior Notes. Interest accrues monthly, however no principal or interest payments may be made until the Senior Notes are paid in full. In July 2007, two of the notes payable to officers were settled in return for approximately $34,000 in cash and 607,176 shares of common stock. As of December 31, 2007, only one of the officer notes and two of the stockholder notes are outstanding with a total balance of $421,262. Interest paid to these parties was $32,989 and $65,533 for the years ended 2007 and 2006, respectively.

In connection with the Riptide Software acquisition, a Riptide subsidiary issued $5,000,000 face amount of Convertible Subordinated Notes to the former shareholders of Riptide Software who became employees of the Company (“Seller Notes”) as payment of a portion of the acquisition consideration. A former Riptide Software shareholder who became an officer and director of the Company holds a Seller Note with a principal balance of $2,080,269 as of December 31, 2007. Accrued interest payable to these former Riptide Software shareholders aggregates $181,319 at December 31, 2007. Interest accrues monthly, however no principal or interest payments may be made until the Senior Notes are paid in full. See NOTE H – NOTES PAYABLE for a more compete discussion of the Seller Notes.

In addition, the Riptide Software shareholders who became employees of the Company were issued 5,000,000 shares of the Company’s common stock as payment of a portion of the acquisition consideration. Of this amount, 2,080,269 shares were issued to an employee of Riptide Software, Inc. who is now an officer and director of the Company.

On December 20, 2007, the Company granted 2,000,000 restricted shares of the Company’s common stock to an employee of Riptide Software, Inc. who is now an officer and director of the Company.  These restricted shares vest equally at the anniversary of the first and second year of the grant.  The fair value of this grant was $498,431 of which $7,511 was charge to stock compensation expense in 2007.  The Company expects to charge $62,304 to stock compensation expense per quarter until this grant is fully vested.

At December 31, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration amount due to the Bravera Shareholder or entities controlled by the Bravera Shareholder. The payments would be made in a subsequent closing. In addition, a liability is recorded for $130,000 representing an advance of funds made by the Bravera Shareholder following the acquisition. Payment of these liabilities is subject to litigation. See Legal Matters in NOTE N – COMMITMENTS AND CONTINGENCIES.

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on November 1, 2012. This office building is owned by an entity controlled by two employees of the Company, one of which is an officer of the Company.  The Company paid approximately $52,000 to this entity in rent in 2007.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Stock transaction. Approximately $1,362,973 was charged by Saama for software development services during the year ended December 31, 2007. At December 31, 2007 a liability to Saama of approximately $952,000 is recorded in the balance sheet. In addition, a member of the Company’s board of directors who receives a director’s fee of $7,500 per month from the Company is also a director of Saama.

During the year ended December 31, 2007, 4,850,000 of the Company’s common shares have been issued to directors and officers as a result of the various financings and other services performed. The aggregate fair value of these shares of approximately $321,720 has been charged to stock compensation expense.

On September 6, 2007, the Company entered into a merger agreement with CaminoSoft Corp. A member of the Company’s board of directors is also a member of the board of directors of CaminoSoft Corp. See NOTE C – ACQUISITIONS.

On October 17, 2007, a stockholder of the Company loaned the Company $100,000 pursuant to the terms of a Convertible Promissory Note.  This note gives the stockholder certain conversion rights at the Company’s next financing.  The note has a maturity date of January 17, 2008.  The note bears no interest prior to the maturity date and 18% per annum after the maturity date.  The Company used the proceeds from this note to advance CamionoSoft $100,000. The stockholder is also a shareholder of CaminoSoft. As of the date of this filing, this note has not been converted and remains outstanding.  See NOTE C – ACQUISITIONS.

On December 19, 2007, the Company entered into promissory note agreements with two stockholders of the Company.  The Company received proceeds of $75,000 from each stockholder. Each note required a $7,500 interest payment and 75,000 warrants to be issued to each stockholder under the same terms as the warrants issued to the stockholder in the Company’s July financing.  The notes and related interest were repaid by the Company on December 31, 2007.  In addition, the Company recognized $36,310 as interest expense for the fair value of the warrants issued in December 2007.

NOTE N – COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2007 future minimum lease payments under non-cancelable operating leases primarily for office space are as follows:

Minimum lease payments
2008	$497,346
2009	470,664
2010	397,348
2011	314,676
2012	258,990
Total	$1,939,024

The Company leases office space for its operations in Fort Worth, Texas under an operating lease, the base term of which expires on June 30, 2010. The Company leases office space for its operations in Reston, Virginia under an operating lease, the base term of which expires on June 30, 2010. This space is owned by the Bravera Shareholder. The Company leases office space for its operations in Oviedo, Florida, a suburb of Orlando, Florida. This lease is an operating lease, the base term of which expires on October 31, 2012. This lease space is owned by an officer of the Company and another employee of the Company. See NOTE M – RELATED PARTY TRANSACTIONS.

The Company does not have any obligations that extend beyond the base terms of these leases. All leases contain escalation provisions. In accordance with (i) SFAS No. 13, Accounting for Leases, (ii) FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases and (iii) FASB Technical Bulletin No. 85-3, Accounting for Operational Leases with Scheduled Rent Increases, the Company records rent expense on facility leases on a straight-line basis. Rent expense for the years ended December 31, 2007 and 2006 was $343,374 and $87,753, respectively.

Legal Matters

Upon the acquisition of RTWW Business Services, Inc., formerly Bravera, Inc. (“RBS”), on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS’s prior legal counsel responded to that demand letter, citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. DFAS did not respond to inquiries made by RBS’s prior legal counsel and RBS then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That District Court denied the injunction on jurisdictional grounds. RBS appealed the case before the United States Court of Appeals for the Fourth Circuit, in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007), where it was still pending as of March 31, 2008. It is the DFAS’s contention that although government officials did order and accept all of the RBS’s work on the subject contract, some of those officials were not authorized to bind the government contractually.  In November 2007, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  RBS’s legal counsel filed a request with the US Treasury to defer collection activities until the dispute between RBS and DFAS could be settled.  In addition to the demanded refund, RBS had an outstanding invoice in the amount of $444,935 for customer support services performed under the US Navy contract for which the invoice has been recorded and fully reserved due to the uncertainty of payment from DFAS for the work performed.  RBS is in continuing negotiations with the government to resolve the dispute.  A liability of approximately $1,000,000 has been recorded at December 31, 2007 representing the amounts in the US Treasury Department demand letter, however because the final outcome of the settlement is subject to ongoing negotiations a final settlement liability cannot be determined.

On November 13, 2007 Mr. Christopher Watson, Plaintiff, filed a Summons and Complaint in the Court of Common Pleas, Ninth Judicial Circuit, State of South Carolina, County of Charleston styled Chris Watson, Plaintiff vs Bravera, Inc. and Shea Development Corporation, Defendants.  The action seeks recovery of a debt in the amount of $130,000 and alleges breach of contract.  The Company denies the claim and will continue to defend this action and because the case is in its early stages therefore the Company is unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at December 31, 2007.

On November 21, 2007  Daniel Island Partners LLC, an entity controlled by Mr. Christopher Watson, filed a summons and complaint in the Magistrates Court, State of South Carolina, County of Berkeley in a case styled Daniel Island Partners, LLC, Plaintiff, vs. Bravera, Inc., Defendant, Case Number 07K-0915.   Plaintiff requests a judgment for $1,638 plus an $80 filing fee for allegedly unpaid rent from October 1 – 23, 2007.  This complaint has since been amended by the Plaintiff and the Plaintiff is now requesting a judgment of $7,500 plus fees and expenses.   The Company denies the claim and will continue to defend this action and because the case is in its early stages therefore the Company is unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at December 31, 2007.

On December 12, 2007 Shea Development Corp., Bravera, Inc., and IP Holding of Nevada Corp., Plaintiffs, filed a Summons and Compliant in the United States District Court, Southern District of New York in a case styled Shea Development Corp., Bravera, Inc. and IP Holding of Nevada corp. v Christopher Watson and Elizabeth Anne Conley.  The Company is alledging multiple causes of action including fraudulent misrepresentations and seeks damages of not less than $6,500,000 in connection with the Agreement and Plan of Merger pursuant to which the Company acquired Bravera, Inc. from Mr. Watson.  The case is in its early stages therefore the Company is unable to determine the likelihood of any eventual outcome.

In December 2007, a lawsuit was filed against Bravera, Inc., styled SD2R Partners, LLC Plantiff v. Bravera, Inc. Defendant, Civil Action No. 2007-15640, in the Circuit Court for Fairfax County, Virginia.  The plaintiff claims that Bravera, Inc now RBS, breached a lease agreement and owes the plaintiff $167,526, plus various expenses.  RBS denies the claim and intends to vigorously defend this lawsuit. At this early stage of the proceedings, we are unable to determine the likelihood of any eventual outcome or range of any potential loss, if any, and accordingly no liability has been recorded at December 31, 2007.

On January 15, 2008, a suit styled Christopher Watson and Intellectus, LLC, Plaintiffs, vs. Riptide Worldwide, Inc. (f/k/a Shea Development Corp.), Bravera, Inc. and IP Holding of Nevada Corp., Defendants, Case No. 08600114 was filed in the Supreme Court of the State of New York, County of New York.  Intellectus, LLC is an entity owned and controlled by Mr. Christopher Watson.  Plaintiffs seek damages in excess of $6,000,000.  The Company denies the claim and will continue to vigorously defend this action.  The prosecution of this case is in its early stages we are unable to determine the likelihood of any eventual outcome or range of any potential loss and accordingly no liability has been recorded at December 31, 2007.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants, in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company has paid the Plaintiff $50,000 of the $315,000 on October 31, 2008 and has accrued the remaining $265,000 plus interest of $5,134 as of December 31, 2007.

On March 8, 2008 a notice of charge of discrimination under Title VII of the Civil Rights Act was received from the Human Affairs Commission, State of South Carolina, with a charge of discrimination by a former employee with RTWW Business Services Inc. (f/k/a Bravera, Inc). The matter was referred by the South Carolina Human Affairs Comission to the United States Equal Opportunity Commission (“EEOC”).  Counsel representing RTWW Business Services Inc. has submitted a position statement and the requested documents to the EEOC.  The Company denies the charge and will vigorously defend the claim.