Form 10-Q
period 2008-03-31
Riptide Worldwide, Inc.
filed 2008-05-15
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,328,733 as of May 12, 2008

Riptide Worldwide, Inc.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,475	$737,216
Accounts receivable, net of allowance for doubtful accounts of $861,440 at March 31, 2008 and $754,184 at December 31, 2007	3,159,955	3,087,082
Prepaid expenses and other current assets	398,429	418,111
Total current assets	3,726,859	4,242,409

Property and equipment, net of accumulated depreciation of $326,409 at March 31, 2008 and $238,767 at December 31, 2007 and impairment of $104,012 at March 31, 2008 and December 31, 2007	284,937	353,837
Goodwill, net of impairment	3,511,155	3,511,155
Other intangible assets, net of accumulated amortization of $2,697,865 at March 31, 2008 and $2,514,532 at December 31, 2007 and impairment of $1,408,502 at March 31, 2008 and December 31, 2007	4,230,556	4,413,889
Other assets	669,033	669,033
TOTAL ASSETS	$12,422,540	$13,190,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital lease obligations	$4,531,209	$4,223,998
Notes payable to stockholders	200,000	—
Accounts payable and accrued expenses	10,943,210	9,421,960
Income taxes payable	734,818	709,455
Deferred revenue	138,753	398,098
Total current liabilities	16,547,990	14,753,511

Long-term subordinated notes payable and capital lease obligations	5,590,705	5,594,069

Mandatory Redeemable Series B Convertible Preferred Stock	2,128,946	2,018,922
Preferred dividends payable in shares of common stock	13,500	56,057
Preferred dividends payable in shares of Series A Preferred Stock	244,160	185,807

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A 8% convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,800	2,800
Common stock, $.001 par value per share; 800,000,000 shares authorized; 61,120,398 and 60,855,441 shares issued and outstanding at March 31, 2008 and December 31, 2007;	61,120	60,855
Additional paid-in capital	15,404,093	15,310,204
Accumulated deficit	(27,570,774)	(24,791,902)
Total stockholders’ (deficit) equity	(12,102,761)	(9,418,043)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,422,540	$13,190,323

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
Revenue
Professional services fees	$3,905,195	$—

Cost of revenue
Professional services	2,139,423	—
Gross profit	1,765,772	—

Operating expenses
Selling general and administrative expense	2,765,893	1,284,032
Product development expense	193,381	334,139
Depreciation and amortization	270,975	248,502
Total operating expenses	3,230,249	1,866,673
Loss from operations	(1,464,477)	(1,866,673)

Interest income	6,261	627
Interest expense	(701,879)	(37,319)
Registration rights penalty	(673,589)	—
Loss from continuing operations before income taxes	(2,833,684)	(1,903,365)
Provision for income taxes	23,179	—
Loss from continuing operations	(2,856,863)	(1,903,365)
Income (loss) from discontinued operations, net of income taxes	77,991	(350,135)
Net loss	(2,778,872)	(2,253,500)
Preferred stock dividend	(108,780)	(17,797)
Net loss applicable to common shareholders	$(2,887,652)	$(2,271,297)

Basic and diluted income (loss) per share
Loss from continuing operations applicable to common stockholders	$(0.05)	$(0.09)
Income (loss) from discontinued operations	0.00	(0.01)
Net loss applicable to common stockholders	$(0.05)	$(0.10)

Basic and diluted weighted-average of common shares outstanding	61,068,262	21,827,915

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,778,872)	$(2,253,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	87,642	11,055
Amortization of other intangible assets	183,333	242,900
Stock-based compensation expense	170,446	43,743
Provision for bad debt	8,048	—
Amortization of discount on Senior Notes recorded as interest expense	305,506	—
Common stock warrants issued in lieu of cash for interest on note payable	49,528	11,500
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable	(80,922)	(32,337)
Inventory	—	(52,918)
Prepaid expenses and other assets	19,682	9,197
Accounts payable and accrued expenses	1,546,613	782,928
Deferred revenue	(259,345)	241,677
NET CASH USED IN OPERATING ACTIVITIES	(748,341)	(995,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,742)	(25,859)
Fee for purchasing public shell for reverse merger	—	(400,000)
NET CASH USED IN INVESTING ACTIVITIES	(18,742)	(425,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A preferred stock	—	2,556,111
Proceeds from short term borrowings	200,000	—
Payments on capital lease obligations	(1,658)	(1,955)
Payments on notes payable	—	(69,196)
NET CASH PROVIDED BY FINANCING ACTIVITIES	198,342	2,484,960
Net increase (decrease) in cash and cash equivalents	(568,741)	1,063,346
Cash and cash equivalents at beginning of year	737,216	404,209
Cash and cash equivalents at end of quarter	$168,475	$1,467,555

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS continued
FOR THE THREE MONTHS MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
Supplemental cash flow information:
Interest paid	$—	$37,319
Income taxes paid	$—	$—
Non-cash financing items:
Series A preferred dividends accrued and payable in shares of Series A Preferred Stock	$58,363	$17,797
Fair value of common shares and warrants issued with Series B preferred stock, net of accretion	$40,500	$—
Conversion of accrued preferred dividends into shares of common stock	$56,067	$301,875
Payment of notes payable with shares of common stock	$—	$92,000

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying consolidated financial statements of Riptide and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  On March 2, 2007, Riptide Worldwide, Inc. (“Riptide” or the “Company”) formerly Shea Development Corp., a public shell, and Information Intellect, Inc. (“Information Intellect”) a private company, merged in a transaction accounted for as a reverse merger. Prior to March 2, 2007 the historical periods presented are those of Information Intellect. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period reclassifications have been made to conform to the current period presentation and for discontinued operations presentation.

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 on file with the Commission.

Description of Business

Effective January 2, 2008, the Company changed its corporate name to Riptide Worldwide, Inc. from Shea Development Corp.  The Company’s stock trades on the OTC Bulletin Board under the stock symbol RTWW.

In March 2007, Riptide entered into an agreement to issue Series A Preferred Stock raising approximately $2.8 million before transaction costs to complete the reverse merger.  In July 2007, Riptide entered into two agreements for a senior debt financing and a Series B Preferred Stock offering raising approximately $10 million of cash, before transaction costs, to consummate the acquisitions in July 2007 of Riptide Software, Inc. (“RSW”) and RTWW Business Services, Inc., formerly Bravera, Inc. (“RBS”) and to provide working capital to the Company.

The Information Intellect subsidiary had developed, marketed and licensed a line of enterprise asset management software solutions to companies in the utility industry.  On August 17, 2007, Information Intellect and Riptide sold its software intellectual property rights to PowerPlan Consultants, Inc., for cash proceeds of $1,000,000.  Subsequent to the sale, Information Intellect withdrew from the market and closed its office in Marietta, Georgia.  The results of operations of the Information Intellect software business are reflected as discontinued operations in the Riptide Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007.  The agreement and transaction are discussed in NOTE D – DISCONTINUED OPERATIONS to the Consolidated Financial Statements.

Riptide was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management solutions company. The Company plans to continue this transition through strategic acquisitions and in July 2007, the Company completed the acquisition of RSW and RBS.  RSW provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military Command, Control and Communications Centers.  RSW’s enterprise software products and services provide customers with a wide array of options to make the product their own through a customizable configuration process. RBS provides document management services for the Federal Emergency Management Agency (FEMA).

Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect, located in Fort Worth, Texas provided software and automated metering solutions, under the MeterMesh brand name, for the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  Information Intellect and ETG had merged in September 2005 but had operated the businesses as separate business units.  In March 2008, Riptide reduced the ETG workforce and operations to a minimal level due to slow demand for the ETG products and services.  On March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  These royalties are payable to ETG as I-Sys sells the MeterMesh software and hardware to its end user customers.  At the point that I-Sys has paid $750,000 of royalties to ETG, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and made offers of employment to some of the MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys, Inc.

Liquidity and Plan of Operations

The Company has received a report from its independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern.  At March 31, 2008, the Company had cash and cash equivalents of approximately $168,000, negative working capital of approximately $12.8 million, stockholders’ deficit of approximately $12.1 million and total liabilities exceeded total assets.  The Company has experienced recurring operating losses for the three months ended March 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at March 31, 2008, the Company was in technical default of its senior debt agreements.

Historically, the Company has had access to sources of additional funds including cash proceeds of $2.8 million, before transaction costs, received from an equity offering in March 2007 and approximately $10 million of cash proceeds, before transaction costs, raised in July 2007 from a debt and equity offering to fund the acquisitions of RSW and RBS.  As a growing technology business with a strategy of growth by acquisition, the Company continues to require new investment from existing and new sources of capital.  At March 31, 2008, the Company had commitments to acquire CRI Advantage, Inc. (“CRI”) and WOW Global Corporation, LLC (“WOW”) pending the raising of up to approximately $9 million in funds to finance the acquisitions.  As of April 25, 2008, Company terminated its acquisition plan to acquire WOW reducing the expected funds to be raised of up to approximately $4 million to acquire CRI.

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC, an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  As of May 12, 2008, approximately $420,000 of liabilities had been settled by funds provided by the Related Party.

As of April 18, 2008 the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008.  In addition, the Company issued warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors.  As of May 12, 2008, no payments have been made under the Agreement.

Funds from the Related Party financing and other investor financings as well as cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute the Company’s growth strategy of acquiring technology businesses. However no assurances can be made that the Company will receive the funds from the Related Party commitment or that it will continue to have access to capital in the future or on terms or at rates acceptable to the Company.

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

Product Development Expense

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

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements at December 31, 2007 and at March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. See NOTE G – STOCK OPTIONS AND WARRANTS for further details.

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

Net Loss per Common Share

The Company reports net income (loss) to common stockholders per share in accordance with SFAS No. 128, Earnings per Share.  Basic and diluted net loss per common share are computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding during the year. For the three months ended March 31, 2008 and 2007, the weighted average shares outstanding were 61,068,262 and 21,827,915. The dilutive effect of the conversion of warrants, the convertible preferred stock and the convertible notes payable was excluded from the earnings per share calculation because they are anti-dilutive due to the Company being in a net loss position.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At March 31, 2008 and December 31, 2007, cash and cash equivalents consisted of monies held in checking and money market accounts. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance. The allowance for doubtful accounts, returns and allowances was approximately $861,000 and $754,000 at March 31, 2008 and December 31, 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative Instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows, SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

NOTE B – CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained at a bank, and at times throughout the year, the Company’s bank account balances exceeded the $100,000 FDIC insured limit.  Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debt.  The United States Army accounted for 40%, Marriott Vacation Club International accounted for 30% and two other customers accounted for 15% of total revenues for the three months ended March 31, 2008.  All other customers accounted for less than 5% of revenue on an individual basis for the three months ended March 31, 2008 and no customer accounted for greater than 5% of total revenue for the three months ended March 31, 2007.  Overall, the U.S. government related revenues accounted for 61% of the Company’s total revenues for the three months ended March 31, 2008.  This concentration makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.  The following customers accounted for greater than 10% of total accounts receivable at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Marriott Vacation Club International	$1,123,792	$1,046,684
United States Army	932,884	734,238

NOTE C - ACQUISITIONS

In July 2007, the Company acquired RSW and RBS.  The following table represents the pro forma statement of operations of Riptide assuming that RSW and RBS occurred at the beginning of the three months ended March 31, 2007.

Three Months Ended March 31, 2007
(Unaudited)
Revenue	$3,873,625

Cost of revenue	2,751,901
Gross profit	1,121,734

Operating expenses
Selling, general and administrative expenses	2,227,308
Product development expenses	394,009
Depreciation and amortization	50,291
Amortization of other intangible assets	426,233
Total operating expenses	3,097,841
Operating loss	(1,976,107)

Interest income	2,757
Interest expense	(676,294)
Loss from continuing operations before income taxes	(2,649,644)
Provision for income taxes	156,104
Loss from continuing operations	(2,805,748)
Loss from discontinued operations, net of income taxes	(350,135)
Net loss	(3,155,883)
Less preferred stock dividend	(58,297)
Net loss applicable to common stockholders	$(3,214,180)

Pending Acquisition of CRI Advantage, Inc.

On November 7, 2007, Riptide and its wholly-owned subsidiary Shea Development Acquisition No. 4 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger with CRI Advantage, Inc. (“CRI”) pursuant to which the Company will acquire all of the outstanding stock of CRI in a cash and stock transaction. The acquisition will be accomplished by the merger of Merger Sub into CRI, with CRI surviving the merger as a wholly-owned subsidiary of the Company. The aggregate purchase price is payable in 5,900,000 shares of the Company’s  common stock and $3,500,000 in cash before transaction costs primarily consisting of legal, accounting and advisory fees. At closing, $350,000 and 1,500,000 shares of Company common stock will be placed in escrow pending CRI achieving profitability goals during the year ending December 31, 2008. In addition, the Company expects to assume estimated CRI debt and other liabilities of approximately $2,300,000 at closing. The closing of the merger is subject to customary closing conditions including the raising of the $3,500,000 in cash through a debt and/or equity financing transaction.  On November 21, 2007, Riptide advanced CRI $180,000.  This advance is classified within Other Current Assets on the Balance Sheet. The parties anticipate that the closing will occur following the completion of a financing transaction in the second quarter of 2008.

Termination of Pending Acquisition of WOW Global Corporation, LLC.

On November 28, 2007, Riptide entered into an Interest Purchase Agreement with WOW Global Corporation, LLC (“WOW”) and the two holders of all the outstanding equity interests in WOW pursuant to which Riptide agreed to acquire all of the outstanding equity interests of WOW in a cash and stock transaction.  As of April 25, 2008, the Company terminated its acquisition plan to acquire WOW.

NOTE D – DISCONTINUED OPERATIONS

On August 17, 2007 Information Intellect sold its Acufile and IntelliPlant Software and associated intellectual property rights to PowerPlan Consultants, Inc., (“PowerPlan”) for $1 million in cash pursuant to an Asset Purchase Agreement between Riptide, Information Intellect and PowerPlan.  Following the sale, Riptide and Information Intellect withdrew from its legacy utility software applications business and closed its office in Marietta, Georgia.

This transaction, based on SFAS No. 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the quarter ended September 30, 2007. As a result, the Company has reflected the results of operations of its legacy utility software applications business for the three months ended March 31, 2008 and 2007 as discontinued operations. Reported revenues for these periods no longer include any revenue or expense from the legacy utility software applications business. The results from the discontinued legacy utility software applications business are reported as loss from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The components of the loss from discontinued operations, net of income tax, are presented below:

	(Unaudited)
	Three Months ended March 31,
	2008	2007
Revenue
Professional services fees	$—	$215,300
Software license fees	—	150,000
Customer support contract services fees	163,569	271,638
Total revenue	163,569	636,938

Cost of revenue
Professional and customer support services	77,753	146,100
Gross profit	85,816	490,838

Operating expenses
Selling, general and administrative expenses	5,642	591,330
Product development expense	—	244,190
Depreciation and amortization	—	5,453
Total operating expenses	5,642	840,973

Income (loss) from discontinued operations before income taxes	80,174	(350,135)
Provision for income taxes	2,183	—
Net income (loss) from discontinued operations	$77,991	$(350,135)

NOTE E —ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2008 and at December 31, 2007, accounts payable and accrued liabilities consisted of:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts payable	$3,708,219	$3,014,404
Acquisition related transactions fees payable	1,491,256	1,491,256
Accrued liability for customer disputes	999,666	999,666
Accrued RBS purchase price payable	700,000	700,000
Accrued payroll and benefits	603,335	763,895
Accrued severance	31,193	109,017
Accrued registration rights penalty	1,502,589	829,000
Accrued interest expense	755,722	425,694
Accrued RSW earn-out	455,000	455,000
Accrued federal and state payroll taxes payable	272,367	272,367
Other accrued liabilities	423,863	361,661
Total accounts payable and accrued liabilities	$10,943,210	$9,421,960

NOTE F – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Short-Term Notes Payable

At March 31, 2008, the Company had $200,000 of short term notes payable to three stockholders, one note payable for $50,000 dated March 13, 2008 with a cash interest payment of $5,000 and two notes payable dated March 26, 2008, each for $75,000, and each with a cash interest payment of $7,500.  The notes payable were due upon the receipt of either sufficient funds received from accounts receivable collections or newly invested capital.  The notes payable plus accrued interest were paid in full in April 2008 with funds provided by the Related Party.  Warrants to acquire 200,000 shares of Common Stock with a five year term and an exercise price of $0.01 per were also issued to these stockholders pro rata to the principal of each note.  The fair value of the warrants of $49,528 was charged to interest expense.

Long Term Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Senior Notes	$4,421,746	$4,116,240
Seller Notes	5,000,000	5,000,000
Notes payable to stockholders and officers	574,365	574,365
8% note payable	88,560	88,560
Capital lease obligations	37,243	38,902
Totals notes payable and capital lease obligations	10,121,914	9,818,067
Less: Current maturities	4,531,209	4,223,998
Long-term portion of notes payable and capital lease obligations	$5,590,705	$5,594,069

Senior Notes

On July 13, 2007, Riptide entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Riptide common stock and (iii) warrants to purchase 3,500,000 shares of Riptide common stock in return for $6,500,000 of cash proceeds after a 10% debt discount but before transaction costs. The warrants have a term of five years and an exercise price of $0.01 per share. Riptide was required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price, plus related transaction costs, for the acquisitions of RSW and RBS.  The Senior Notes accrue interest at the prime rate as published from time-to-time in the Wall Street Journal (5.25% at March 31, 2008) plus 4 percent.

In addition, we have entered into Registration Rights Agreements with the holders of Senior Notes and the holders the Series A Shares and the Series B Shares.  Each of the agreements contains covenants including the timing for the registration and rights to registered shares, limits on capital expenditures, subsequent borrowings, loans to third parties, investments, acquisitions and divestitures, as well as restrictions on the payment of cash dividends.  In addition, the Senior Notes have Leverage and Fixed Charge Coverage Ratios.  Additionally, the Senior Notes contain customary events of default including, nonpayment of principal or interest; the violation of a covenant; the occurrence of a material adverse change; the attachment of any portion of our assets; insolvency; material misrepresentations by us; and our default under any other loan agreement. Upon the occurrence of an event of default the applicable interest rate increases to 18% per annum and the debt would become immediately due and payable.

As of March 31, 2008, we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and were working with the Senior Note holders to cure the default. In addition, payments of principal and interest have not been paid.  The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  The Company must also file a registration statement to register the shares under the Registration Rights agreements.  In addition, the Company is subject to cash penalties of approximately $1,502,000 at March 31, 2008 failure to meet the requirements of the Registration Rights Agreements.

On the first business day of each month, beginning January 1, 2008, Riptide is required to pay in cash, 1/30th of the original principal amount of $7,222,222 of the Senior Notes, or approximately $241,000 per month plus unpaid accrued interest to the holders of the Senior Notes.  Riptide has not made these required payments in 2008 and is now incurring an 18% late fee on all accrued and unpaid interest. Since the Senior Notes are in technical default, the entire outstanding amount, net of the unamortized balance of the original issue discount is classified as current in the Balance Sheet.

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

The Senior Notes are secured by a first lien on all of the assets of Riptide and its subsidiaries. Among the restrictions defined in the Senior Notes, the terms of the Senior Notes prohibit the issuance of new senior debt, limit the repurchase of any equity securities outstanding, the investment in or acquisitions of securities of another person or third party entity, restrict payment of dividends, payments for capital expenditures and payment of other debts subordinate to the Senior Notes. In addition, in order for Riptide to pay cash dividends on any of its outstanding preferred or common stock specific debt and interest coverage ratios as defined by the Senior Notes must be met however, these debt and interest coverage ratio covenants do not place any other restrictions on the Company.

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

The following table represents the carrying value of the Senior Notes.

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Face value of the Senior Notes	$7,222,222	$7,222,222
Original note discount	(722,222)	(722,222)
Transaction fees	(560,000)	(560,000)
Fair value of common stock and warrants issued in conjunction with the issuance of the Senior Notes	(2,383,855)	(2,383,855)
Amortization of note discount, transaction fees and fair value of common stock and warrants issued recorded as interest expense	865,601	560,095
Total Senior Notes payable	4,421,746	4,116,240
Less current maturities	4,421,746	4,116,240
Long-term Senior Notes payable	$—	$—

Seller Notes

In connection with the Riptide Software acquisition, a Riptide subsidiary issued $5,000,000 face amount of convertible subordinated notes to the former shareholders of Riptide Software (the “Seller Notes”) as payment of a portion of the acquisition consideration. $2,080,269 is due to an employee of Riptide Software who is also an officer, director and stockholder of the Company. The balance of $2,919,731 is due to six employees of Riptide Software, five are employees of Riptide Software and are stockholders of the Company. The Seller Notes are convertible into shares of Riptide common stock at a conversion price of $1.00 per share. The Seller Notes have a term of three years with aggregate principal payments, subject to the subordination requirements of the Senior Notes, of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010. The Seller Notes are subordinated to the Senior Notes that prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full. Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (5.25% per annum on March 31, 2008) and is payable on each anniversary date of the note in shares of common stock. The number of shares of common stock is computed by dividing the accrued interest by the conversion rate of one share for each $1.00 of accrued interest.  In addition, income tax payments made by Riptide for income earned by Riptide prior to the acquisition and as a result of Internal Revenue Service mandated migration from cash to accrual accounting methods will be reimbursed by the former shareholders through a reduction in principal payments.  As of December 31, 2007, Riptide has recorded a liability of approximately $646,000 for income taxes relating to Riptide Software’s pre-acquisition income.  Riptide recorded the offset of this liability as an Other Asset.  Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

Notes Payable to Stockholders and Officers

At March 31, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated March 20, 2003 and originally due September 1, 2010, with a remaining principal amount outstanding $146,494 bearing interest at 9% per annum. Accrued interest payable was $13,287 at March 31, 2008 and $9,508 at December 31, 2007.  Payments of $5,050 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At March 31, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated February 2, 2005 and originally due September 1, 2010, with a remaining principal amount outstanding of $189,000 bearing interest at 9% per annum.  Accrued interest payable was $ 13,550 at March 31, 2008 and $10,413 at December 31, 2007.  Payments of $6,236 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until a July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At March 31, 2008 and December 31, 2007, the Company had a $100,000 convertible promissory note payable to a stockholder dated October 17, 2007 with a maturity date of January 17, 2008. The note bears no interest prior to the maturity date and 18% per annum after the maturity date.  Accrued interest payable was $3,797 at March 31, 2008. The note payable, principal and accrued interest payable is convertible into shares of Series B Preferred Stock at the option of the holder.  As of March 31, 2008 the holder of the note payable had not exercised the conversion and the note payable principal amount plus accrued interest remained outstanding.  Approximately 103,800 shares of Series B Preferred Stock would be issuable had the note payable and accrued interest at March 31, 2008 been converted.

At March 31, 2008 and December 31, 2007, the Company had recorded a non-interest bearing advance of $50,000 due to Bravera Shareholder that was assumed as part of the acquisition of RBS.

At March 31, 2008 and December 31, 2007, the Company had a note payable to an officer and director dated September 28, 2005 and originally due March 1, 2010, with a remaining principal amount outstanding of $88,871 bearing interest at 6% per annum.  Accrued interest payable was $3,552 at March 31, 2008 and $2,222 at December 31, 2007.  Payments of $8,333 were due monthly however pursuant to the July 2007 subordination agreement no principal or interest payments may be made to this note holder until a July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Other Note Payable

At March 31, 2008 and December 31, 2007, the Company had a note payable due to a financial institution dated September 28, 2005, and originally due September 1, 2010, with a remaining principal amount outstanding of $88,560 bearing interest at 8% per annum. Accrued interest payable was $6,694 at March 31, 2008 and $4,923 at December 31, 2007.  Payments of $3,089 were due monthly however pursuant to a July 2007 subordination agreement no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Capital Lease Obligations

During the year ended December 31, 2006, the Company acquired $49,750 of equipment under long-term leases. The future minimum lease payments under capital leases at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Total minimum lease payments	$59,046	$65,230
Less amounts representing interest and taxes	21,803	25,328
Present value of net minimum lease payments	37,243	38,902
Current maturities of capital leases obligations	9,463	7,758
Long-term capital leases obligations	$27,780	$31,144

NOTE G – INCOME TAXES

The Company has recorded a full valuation allowance to offset its net deferred tax assets. The Company is required to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There has been no change in the Company's circumstances in the current period that would necessitate a reduction or removal of the valuation allowance. Therefore, no tax benefit has been recorded for the Company's net losses.

The Company and its subsidiaries file a consolidated federal tax return.  However, the entities in the consolidated group file separate returns in most states. For the current reporting period, some of the entities in the consolidated group have net income on a stand alone basis.  Accordingly, those entities have a state tax liability on their net income, which has been provided for by recording state income tax expense on the consolidated financial statements.

NOTE H – STOCK OPTIONS AND WARRANTS

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

Stock Option Activity

Stock option, restricted shares and other equity incentive awards may be granted under the 2007 Stock Option and Performance Awards Plan (the “Plan”). The following table shows the activity of the awards granted, exercised or cancelled during the three months ended March 31, 2008:

	Number of Stock Options and Awards Under the Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007:	6,268,578	$0.40	9.89
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	71,250	$0.40	9.82
Outstanding at March 31, 2008:	6,197,328	$0.40	9.64	$0.00
Vested and expected to vest at March 31, 2008	6,127,000	$0.00	—	$0.00
Options and awards exercisable at March 31, 2008	—	$0.00	—	$0.00

No stock options had vested at March 31, 2008.  Stock Options expected to vest is estimated by reducing the aggregate amount of unvested options outstanding at March 31, 2008 by the expected forfeiture rate.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Riptide’s common stock for options issued under the Plan that were “in-the-money” at March 31, 2008.  No stock options were in-the-money at March 31, 2007.

In addition to the stock options awarded under the Plan, an award for 2,000,000 restricted shares of common stock was outstanding at March 31, 2008.  The restricted shares vest 1,000,000 shares on December 20, 2008 and 1,000,000 shares on December 20, 2009.  The fair value of this grant was determined to be $498,431 of which approximately $62,000 was charged to stock compensation expense in three months ended March 31, 2008.

At March 31, 2008, the aggregate number of shares reserved for future awards under the plan was 1,302,672.

The following table details stock-based compensation expense included in the consolidated statement of operations.

	For the Three Months Ended March 31,
	2008	2007
Stock compensation expense charged to:
Cost of revenue	$35,254	$—
Selling, general and administrative expense	135,192
Product development expense	—	43,743
Impact on net loss to common stockholders	$170,446	$43,743
Impact on net income per share to common stockholders basic and diluted	$0.00	$0.00

As of March 31, 2008, there was approximately $1,996,776 of total unrecognized compensation expense related to unvested stock options and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.94 years.

Valuation Assumptions

The Company calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	1.35%	4.62%
Expected lives	5 years	5.75 years
Dividend yield	0%	0%
Expected volatility	165%	77%
Weighted-average volatility	165%	77%

The Company was privately held prior to March 2, 2007, and had no active trading market for its common stock. Therefore the Company’s computation of expected volatility for the three months ended March 31, 2007 was based the volatility of a publicly-traded competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock.  The Company’s computation of expected life was determined based on the guidance provided in Staff Accounting Bulletin No. 107. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Warrant Activity

Warrants for 200,000 shares of Common Stock were issued during the three months ended March 31, 2008. The following table summarizes the stock warrant activity for the three months ended March 31, 2008.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007:	15,587,500	$0.49	4.18
Issued	200,000	$0.01	5.00
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2008:	15,787,500	$0.48	4.19

The fair value of $49,529 of the 200,000 warrants was charged to interest expense and was computed using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.29 – 1.35%
Expected lives	5 yrs
Dividend yield	0
Expected volatility	165%
Weighted-average volatility	165%

NOTE I – MANDATORY PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has authorized 60,000,000 shares of preferred stock of which 10,000,000 shares have been designated as Series A convertible preferred stock (the “Series A Shares”) and 20,000,000 as Series B mandatory redeemable convertible preferred stock (the “Series B Shares”).

Mandatory Preferred Stock

The Company has 3,600,000 shares of Series B Shares, par value par share of $0.001, issued and outstanding at March 31, 2008.  The Series B preferred stock is mandatorily redeemable three years from the date of issuance and, as a result, is classified outside of stockholders’ equity on the balance sheet. The Series B preferred stock may be converted at any time into an aggregate of 7,200,000 shares of common stock, representing a conversion price of $0.50 per share. The Series B preferred stock accrues dividends monthly at a rate of 4.5% per annum payable quarterly in cash or shares of Common Stock subject to the restrictions of the Senior Notes.  In addition, the holders of the Series B Shares received 972,000 shares of common stock at closing representing a prepaid dividend as defined in the Series B Preferred Stock Purchase Agreements. The fair value of the prepaid dividend is being accreted to the carrying value of the Series B Shares and to preferred dividends presented in the statement of operations over the three year term of the Series B Shares. The Series B Shares are subject to registration rights agreements for which the Company is in default.

The following table represents the carrying value of the Series B Shares:

Stated value of the Series B Shares	$3,600,000
Reduced by:
Transaction fees payable in cash	(462,500)
Fair value of prepaid dividend and warrants issued in conjunction with the issuance of the Series B preferred stock	(1,320,289)
Accretion of fair value of prepaid dividends and warrants	201,711
Carrying value of Series B Shares at December 31, 2007	2,018,922
Accretion of fair value of prepaid dividends and warrants for the three months ended March 31, 2008	110,024
Carrying value of Series B Shares at March 31, 2008	$2,128,946

Preferred Stock

The Company has 2,800,000 shares of Series A Shares, par value per share of $.001, issued and outstanding at March 31, 2008. The Series A Shares accrue dividends at a rate of 8% per annum and is payable in Series A Shares for the first year outstanding and payable in cash thereafter, subject to the dividend restrictions of the Senior Notes. The Series A Shares are classified as part of Stockholders’ Equity and are subject to registration rights agreements for which the Company is in default.

Common Stock

At March 31, 2008, the Company has authorized 800,000,000 shares of common stock, par value $0.001, (the “Common Stock”) of which 61,120,398 are issued and outstanding.  During the three months ended March 31, 2008,   264,957 shares of Common Stock were issued to the holders of the Series B Shares as dividends in lieu of cash pursuant to the restrictions of the Senior Notes.  The fair value of the Common Stock issued as dividends on the Series B Shares are presented as preferred dividends in determining Net Loss to Common Shareholders in the consolidated statement of operations.

NOTE J – RELATED PARTY TRANSACTIONS

At March 31, 2008 and at December 31, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration amount due to the Bravera Shareholder or entities controlled by the Bravera Shareholder. The payments would be made in a subsequent closing which has not occurred. In addition, a liability is recorded for $130,000 representing an advance of funds made by the Bravera Shareholder following the acquisition. Settlement of these liabilities is subject to the outcome of litigation.

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on November 1, 2012. This office building is owned by an entity controlled by two employees of the Company, one of which is an officer of the Company.  The Company expensed approximately $79,883 as rent related to this facility in the three months ended March 31, 2008.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Shares transaction.  At March 31, 2008 and at December 31, 2007 a liability to Saama of approximately $952,000 is recorded in accounts payable on the Balance Sheet. In addition, a member of the Company’s board of directors who receives a consulting fee of $7,500 per month from the Company is also a director of Saama.

On October 17, 2007, a stockholder of the Company loaned the Company $100,000 pursuant to the terms of a convertible promissory note.  This note gives the stockholder certain conversion rights at the Company’s next financing.  The note had a maturity date of January 17, 2008.  The note bears no interest prior to the maturity date and 18% per annum after the maturity date and $3,797 was expensed during the three months ended March 31, 2008.  The Company used the proceeds from this note to advance CaminoSoft $100,000. The stockholder is also a shareholder of CaminoSoft. At March 31, 2008, this note had not been converted by the holder and was outstanding.

In the first quarter of 2008, the Company had a cash advance outstanding and due from the Chairman and CEO of the Company approximately $16,000 for business related travel and other expenses.

On April 4, 2008, the Company received a non-binding commitment from Matrix Holdings, LLC (“Matrix”), an entity controlled by Riptide’s CEO to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Subsequent to March 31, 2008, Matrix paid approximately $420,000 of Riptide’s liabilities that were outstanding at March 31, 2008 in anticipation of receiving shares of preferred stock from a new series of preferred stock expected to be authorized and issued in the second quarter of 2008.

On March 13, 2008, the Company entered into promissory note agreement with a stockholder of the Company.  The Company received proceeds of $50,000 from the stockholder. The note required a $5,000 interest payment and warrants to acquire 50,000 shares of Common Stock issued to the stockholder with a five year term and an exercise price of $0.01 per share.  The notes and related interest were repaid in April 2008 from funds provided by the Related Party.  The Company recognized the fair value of the warrants of $12,382 as an increase to additional paid in capital with the offset being to interest expense.

On March 26, 2008, the Company entered into promissory note agreements with two stockholders of the Company.  The Company received proceeds of $75,000 from each stockholder. Each note required a $7,500 interest payment and warrants to acquire 75,000 shares of Common Stock issued to each stockholder with a five year term and an exercise price of $0.01 per share.  The notes and related interest were repaid in April 2008 from funds provided by the Related Party.  The Company recognized the fair value of the warrants of $37,147 as an increase to additional paid in capital with the offset being to interest expense.

NOTE K – LITIGATION

Upon the acquisition of RBS on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS’s prior legal counsel responded to that demand letter, citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. DFAS did not respond to inquiries made by RBS’s prior legal counsel and RBS then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That District Court denied the injunction on jurisdictional grounds. RBS appealed the case before the United States Court of Appeals for the Fourth Circuit, in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007),  where it was still pending as of March 31, 2008. It is the DFAS’s contention that although government officials did order and accept all of the RBS’s work on the subject contract, some of those officials were not authorized to bind the government contractually.  In November 2007, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  RBS’s legal counsel filed a request with the US Treasury to defer collection activities until the dispute between RBS and DFAS could be settled.  In addition to the demanded refund, RBS had an outstanding invoice in the amount of $444,935 for customer support services performed under the US Navy contract for which the invoice has been recorded and fully reserved due to the uncertainty of payment from DFAS for the work performed.  RBS is in continuing negotiations with the government to resolve the dispute.  A liability of approximately $1,000,000 has been recorded at March 31, 2008 representing the amounts in the US Treasury Department demand letter, however because the final outcome of the settlement is subject to ongoing negotiations a final settlement liability cannot be determined.

On  November 13, 2007 Mr. Christopher Watson, Plaintiff, filed a Summons and Complaint in the Court of Common Pleas, Ninth Judicial Circuit, State of South Carolina, County of Charleston styled Chris Watson, Plaintiff vs Bravera, Inc. and Shea Development Corporation, Defendants.  The action seeks recovery of a debt in the amount of $130,000 and alleges breach of contract.  The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at March 31, 2008.

On November 21, 2007  Daniel Island Partners LLC, an entity controlled by Mr. Christopher Watson, filed a summons and complaint in the Magistrates Court, State of South Carolina, County of Berkeley in a case styled Daniel Island Partners, LLC, Plaintiff, v. Bravera, Inc., Defendant, Case Number 07K-0915.   Plaintiff requests a judgment for $1,638 plus an $80 filing fee for allegedly unpaid rent from October 1 – 23, 2007.  This complaint has since been amended by the Plaintiff and the Plaintiff is now requesting a judgment of $7,500 plus fees and expenses.   The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at March 31, 2008.

On December 12, 2007 Shea Development Corp., Bravera, Inc., and IP Holding of Nevada Corp., Plaintiffs, filed a Summons and Compliant in the United States District Court, Southern District of New York in a case styled Shea Development Corp., Bravera, Inc. and IP Holding of Nevada Corp. v. Christopher Watson and Elizabeth Anne Conley.  Elizabeth Anne Conley has been dismissed as a defendant in this lawsuit.  The Company alleges multiple causes of action including fraudulent misrepresentations and seeks damages of not less than $6,500,000 in connection with the Agreement and Plan of Merger pursuant to which the Company acquired Bravera, Inc. from Mr. Watson.  The case is in its early stages therefore we are unable to determine the likelihood of any eventual outcome.

In December 2007, a lawsuit was filed against Bravera, Inc., styled SD2R Partners, LLC Plaintiff v. Bravera, Inc., Defendant, Civil Action No. 2007-15640, in the Circuit Court for Fairfax County, Virginia.  The plaintiff claims that Bravera, Inc. now RBS, breached a lease agreement and owes the plaintiff $167,526, plus various expenses.  RBS denies the claim and intends to vigorously defend this lawsuit. At this early stage of the proceedings, we are unable to determine the likelihood of any eventual outcome or range of any potential loss, if any, and accordingly no liability has been recorded at at March 31, 2008.

On January 15, 2008, a suit styled Christopher Watson and Intellectus, LLC, Plaintiffs, v. Riptide Worldwide, Inc. (f/k/a Shea Development Corp.), Bravera, Inc. and IP Holding of Nevada Corp., Defendants, Case No. 08600114 was filed  in the Supreme Court of the State of New York, County of New York.  Intellectus, LLC is an entity owned and controlled by Mr. Christopher Watson.  Plaintiffs seek damages in excess of $6,000,000.  The Company denies the claim and will continue to vigorously defend this action.  The prosecution of this case is in its early stages and we are unable to determine the likelihood of any eventual outcome or range of any potential loss and accordingly no liability has been recorded at March 31, 2008.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants,  in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company paid the Plaintiff $50,000 of the $315,000 on October 31, 2007 and has accrued the remaining $265,000 at March 31, 2008.

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

NOTE L – SUBSEQUENT EVENT

As of April 18, 2008, the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable and interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the Senior Notes and the covenant defaults under the Senor Notes will be fully satisfied and released.  As of May 12, 2008, no payments have been made pursuant to the Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “our company,” the “combined companies,” or “Riptide”  refer to Riptide Worldwide, Inc., a Nevada corporation, Information Intellect, Inc., a Georgia corporation, Riptide Software, Inc., a Florida corporation, and RTWW Business Services, Inc., a Florida corporation and all are wholly owned subsidiaries of the Registrant.  “Riptide,” the “Company,” or the “Registrant” refers to Riptide Worldwide, Inc.  References to “Information Intellect” refer solely to Information Intellect, Inc. References to “RSW” refer solely to Riptide Software, Inc.  References to “RBS” refer solely to RTWW Business Services, Inc., formerly Bravera, Inc.   Certain amounts in prior periods have been reclassified to conform to the current period classifications. The results of operations prior to March 2, 2007 are those of Information Intellect.

This Management’s Discussion and Analysis should be read in conjunction with the Registrant’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission.  Capitalized terms used in this Management’s Discussion and Analysis are defined in the Registrant’s notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

On January 2, 2008, we changed our corporate name to Riptide Worldwide, Inc. from Shea Development Corp.  References to Shea Development Corp. prior to January 2, 2008 have been revised to refer to the Riptide name.

On March 2, 2007, Riptide, a public shell, and Information Intellect, a Georgia based hardware and software developer merged in a transaction accounted for as a reverse merger whereby Information Intellect was deemed the accounting acquirer and therefore, the historical financial statements of Information Intellect became the historical financial statements of Riptide following the merger.  Information Intellect operated two business units.  Each of the businesses were operated and accounted for separately. The first business was a line of legacy asset management software products and implementation services whereby the business unit licensed its software solutions and provided implementation services to companies operating in the utility industry.  On August 17, 2007, we sold the intellectual property rights and exited the legacy utility industry asset management software business.  The results of operations of the legacy utility industry asset management software business have been excluded from the results of continuing operations and are presented as discontinued operations in all periods presented.

The other business unit is Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect and does business under the name MeterMesh.  MeterMesh has a line of products that automates the collection of electric, gas and water meter usage data at the source for billing, load management and control purposes. Due to slow demand for the MeterMesh products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000 and payable as I-Sys sell MeterMesh products and services during the two year term of the technology licensing agreement.  At the point that I-Sys has paid $750,000 of royalties to Riptide, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and MeterMesh personnel.  This business is expected to receive a royalty stream and to maintain the intellectual property until it can be transferred to I-Sys.  Therefore the results of operations for this business unit do not qualify for classification as discontinued operations.

On July 16, 2007, Riptide entered into agreements for a senior debt financing and a Series B Preferred Stock offering raising approximately $10 million of cash, before transaction costs, to consummate the acquisitions of two private companies, RSW, a custom software programming and information technology services company located in Orlando, Florida and RBS, a document scanning services business with operations in Reston, Virginia.  Our results of operations include the revenue and operating expenses of RSW and RBS from July 16, 2007 the date of acquisition through December 31, 2007 and for the three months ended March 31, 2008.

Our strategy to grow the business through acquisitions continued when in September 2007 we announced that we had entered into a merger agreement with CaminoSoft Corp., a software and services company located in Westlake Village, California. CaminoSoft develops and manufactures software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. In November 2007, we announced that we entered into a definitive agreement to acquire CRI Advantage, Inc. located in Boise, Idaho (“CRI”). CRI is an information technology consulting and managed services firm with a core focus in the government and commercial industries.  Also, in November 2007, we entered into an Interest Purchase Agreement (the “Agreement”) with WOW Global Corporation, LLC located in Pittsburgh, Pennsylvania (“WOW”) and the two holders of all the outstanding equity interests in WOW pursuant to which Riptide agreed to acquire all of the outstanding equity interests of WOW in a cash and stock transaction.  WOW is an information technology consulting, staffing and services firm.  However as of April 25, 2008, we terminated the acquisition transaction with WOW.  The closings of the CaminoSoft and CRI transactions are subject to Riptide raising funds through a debt and/or equity financing.  At March 31, 2008 these transactions had not closed. Therefore, the results of operations of these three companies have not been included in our results of operations for the three months ended March 31, 2008 and 2007.

Revenue

	Three Months Ended March 31,
	2008	2007
Revenue from
Professional services fees	$3,905,195	$—

Revenue for the three months ended March 31, 2008 was $3,905,195 and consists of services revenue of RSW and RBS and excludes $163,569 of revenue from the Information Intellect legacy utility industry software business related to unexpired customer support services contracts classified as discontinued operations.  The company had no revenue for the three months ended March 31, 2007 after excluding $636,938 of revenue from the Information Intellect legacy utility industry software business representing revenue from software licensing fees and customer support contract services classified to discontinued operations. Revenue consists of fees earned from providing professional services including custom programming services, information technology services, document scanning services and fees earned from staff augmentation services. The increase in revenue of $3,905,195, is due to the revenue generated by the RSW and RBS businesses which were acquired in July 2007.

Our revenue is primarily derived from customers based in the United States.   Revenue from the US federal, state and local government agencies accounted for 61% of our total revenues for the three months ended March 31, 2008  Approximately 85% of total revenue for the three months ended March 31, 2008 was derived from four customers. The United States Army accounted for 40%, Marriott Vacation Club International accounted for 30% and two other customers accounted for 15% of total revenues, respectively for the three months ended March 31, 2008.  All other customers accounted for less than 5% of revenue on an individual basis for the three months ended March 31, 2008.

Pro forma revenue for the three months ended March 31, 2007 was $3,873,635 and includes revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes revenue classified as discontinued operations.  The increase in revenue for the three months ended March 31, 2008 versus the pro forma revenue for the three months ended March 31, 2007 was primarily due to increased RSW contract services revenue partially offset by decreases in the RBS revenue from customer support contracts,  license fees and contract document scanning services.

Cost of Revenue

	Three Months Ended March 31,
	2008	2007
Cost of revenue
Professional services costs	$2,139,423	$—

Cost of revenue primarily consists of the costs of our professional engineers and technical consultants assigned to customer contracts and include their salaries, benefits, direct and indirect overhead costs and specific project direct costs of the contracts.  Hardware costs of sales include the manufacturing costs of the inventory shipped under customer orders plus the costs of the professional consultants assigned to customer support services functions.  Cost of revenue for the three months ended March 31, 2008 was $2,139,423 and excludes $77,753 of professional and customer support services costs from our Information Intellect legacy utility industry asset management software business classified as discontinued operations. The Company had no cost of revenue for the three months ended March 31, 2007 after excluding $146,100 of professional and customer support services costs related to our Information Intellect legacy utility industry asset management software business classified as discontinued operations.   The increase in cost of revenue is due to the acquisition of the RSW and RBS businesses in July 2007.  We expect to see increases in cost of revenue in the future as we add new service contracts and offer new product offerings across all of our businesses.  We expect that cost of revenue to vary with increases or decreases in contract services revenue.

Pro forma cost of revenue for the three months ended March 31, 2007 was $2,751,901 and includes the cost of revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the cost of revenue classified as discontinued operations.  The decrease in the cost of revenue for the three months ended March 31, 2008 versus the pro forma cost of revenue for the three months ended March 31, 2007 was primarily due to cost reductions in the RBS business due to decreases in the RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations.

Gross Margin

	Three Months Ended March 31,
	2008	2007
Revenue	$3,905,195	$—
Cost of revenue	2,139,423	—
Gross margin	$1,765,772	$—
Gross margin %	45%	—%

We expect that gross margin to vary with increases or decreases in contract services revenue and the mix of commercial versus government contracts.  We expect that services revenue from government contracts to have overall lower margins than the margins related to commercial contracts and therefore we expect that a change in the mix of government versus commercial contracts will change gross margins accordingly.

Pro forma gross margin for the three months ended March 31, 2007 was $1,121,734, or 29% and includes the gross margin derived from the revenue and cost of revenue generated from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the revenue and cost of revenue classified as discontinued operations.  The increase in the gross margin of $644,038 for the three months ended March 31, 2008 versus the pro forma gross margin for the three months ended March 31, 2007 was primarily due to cost reductions in the RBS business associated with lower RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2008	2007
Selling, general and administrative expense	$2,765,893	$1,284,032

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments, as well as finance, human resources and internal information technology functions.  SG&A was $2,765,893 for the three months ended March 31, 2008 excluding SG&A of $5,642 classified as discontinued operations.  SG&A for the three months ended March 31, 2007 was $1,284,032 and excludes $591,330 of SG&A classified as discontinued operations.  The increase in SG&A for the three months ended March 31, 2008 versus the three months ended March 31, 2007 relates to the SG&A from the businesses acquired and higher legal fees associated with legal defense costs, as well as legal, accounting and professional fees that are related to the business acquisitions in process and not closed at March 31, 2008 and compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.  We expect to continue to see increases in SG&A in the future related to business acquisitions, legal defense costs and compliance fees associated with being a public company as well as increases in sales, marketing and business development functions to support revenue activities.

Pro forma SG&A for the three months ended March 31, 2007 was $2,227,308 and includes the SG&A incurred by the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the SG&A classified as discontinued operations.  The increase in SG&A of $538,585, or 24% for the three months ended March 31, 2008 versus the pro forma SG&A for the three months ended March 31, 2007 was primarily due to higher legal fees associated with legal defense and compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.

Product Development Expense

	Three Months Ended March 31,
	2008	2007
Product development expense	$193,381	$334,139

Product development expense for the three months ended March 31, 2008 was $193,381 versus $334,139 for the three months ended March 31, 2007.  The decrease of $140,758, or 42% in product development expense is due to a reduction in the operations of the ETG business in its MeterMesh product line.  In addition, approximately $224,190 of product development expense for the three months ended March 31, 2007 was classified as discontinued operations. We expect that due to the reduction in the ETG operations, product development expense will decline in future periods.

Depreciation and Amortization

	Three Months Ended March 31,
	2008	2007
Depreciation and amortization	$87,642	$5,602
Amortization of intangible assets	183,333	242,900
Total Depreciation and amortization	$270,975	$248,502

Depreciation and amortization expense related to property and equipment increased from $248,502 for the three months ended March 31, 2007 to $270,975 for the three months ended March 31, 2008.  Depreciation and amortization expense excludes $4,664 in 2007 classified as discontinued operations. Depreciation and amortization expense from RSW and RBS for the three months ended March 31, 2008 was $87,642.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $183,333 for the three months ended March 31, 2008 versus $242,900 for the three months ended March 31, 2007.  The amortization in the three months ended March 31, 2008 related to the amortization of intangible assets associated with the acquisition of RSW in 2007.  The amortization in the three months ended March 31, 2007 related to the amortization of intangible assets associated with the ETG business that were deemed impaired and written off in 2007.

Interest Expense

	Three Months Ended March 31,
	2008	2007
Interest on notes payable	$339,729	$37,319
Fair value of warrants issued with note payable	49,528	—
Amortization of original issue discount of Senior Notes	305,506	—
Other	7,116	—
Total interest expense	$701,879	$37,319

Interest expense increased from $37,319 for the three months ended March 31, 2007 to $701,879 for the three months ended March 31, 2008.  The increase of $664,560, was related to higher levels of average balances of debt outstanding during the three months ended March 31, 2008 versus the three months ended March 31, 2007.

Registration Rights Penalty

The Company recognized a penalty of $673,589 for the three months ended March 31, 2008 for not maintaining for the failure to meet the requirements of the Registration Rights Agreements.  See Liquidity and Capital Resources for a discussion of the Waiver Agreement that we entered into in April 2008.

Provision for Income Taxes

The Company recognized a provision for income taxes of $23,179 for state income taxes associated with RSW and $2,184 within discontinued operations for the three months ended March 31, 2008.  No tax provision was required to be recorded for the three months ended March 31, 2007.

Preferred Stock Dividends

	Three Months Ended March 31,
	2008	2007
Dividends on Series A Shares	$58,363	$17,797
Dividends on Series B Shares,	40,500	—
Accretion of prepaid dividends	9,917	—
Total preferred stock dividends	$108,780	$17,797

We accrue dividends on the shares of our Series A Shares and the Series B Shares outstanding with a charge to additional paid in capital.  The dividends are presented as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations. Preferred stock dividends were $108,780 and $17,797 for the three months ended March 31, 2008 and 2007, respectively.

Due to the restrictions of the Senior Notes, we are prevented from paying the dividends in cash.  Dividends on the Series A Shares are payable in additional Series A Shares.  For the three months ended March 31, 2008, we recorded the fair value of $58,363 for the issuance of 58,363 Series A Shares as dividends and for the three months ended March 31, 2007, we recorded the fair value of $17,797 for the issuance of 17,797 Series A Shares as dividends.  The Series A Shares were first issued on March 2, 2007, therefore the increase in the fair value is primarily related to the greater number of months outstanding during the three months ended March 31, 2008 versus the three months ended March 31, 2007.

Due to the restrictions of the Senior Notes, in lieu of cash dividends on the Series B Shares we may issue shares of Common Stock to the holders of the Series B Shares.  During the three months ended March 31, 2008 we accrued the fair value of $40,500 for the issuance of  158,163 shares of Common Stock as dividends to holders of the Series B Shares. The Series B Shares were first issued in July 2007, therefore no dividends on the Series B Shares were recorded for the three months ended March 31, 2007.  In addition, pursuant to the terms of the Series B Shares, in July 2007 we issued 972,000 shares of Common Stock as prepaid dividends to the holders of the Series B Shares.  The fair value of these prepaid dividends of approximately $119,000 is being accreted ratably over the thirty-six month term of the Series B Shares of which $9,917 was recognized for the three months ended March 31, 2008.

Cash Flows Used In Operating Activities

At March 31, 2008, we had cash and cash equivalents of approximately $168,000, negative working capital of approximately $12.8 million and stockholders’ deficit of approximately $12.1 million. Cash and cash equivalents during 2007 decreased approximately $569,000.  During the three months ended March 31, 2008, cash used in operating activities was approximately $748,000 representing a net loss of approximately $2.8 million. This loss was partially offset by non-cash charges of approximately $271,000 for depreciation and amortization, approximately $170,000 related to stock based compensation expenses, approximately $50,000 for Common Stock warrants issued on notes payable as interest , approximately $306,000 in non-cash interest expense associated with the amortization of discount on the Senior Notes, approximately $8,000 relating to a provision for returns, allowances and bad debts and an increase to cash associated with approximately $1.2 million change in net operating assets and liabilities.

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

Cash Flows Used In Investing Activities

Cash flows used in investing activities was approximately $19,000 during the three months ended March 31, 2008 and was expended to acquire property and equipment.  Cash flows used in investing activities in the first quarter of 2007 of approximately $426,000 includes approximately $26,000 of purchases of property and equipment and approximately $400,000 to acquire the Riptide public shell in the March 2, 2007 merger transaction.

Cash Flows From Financing Activities

Cash flows from financing activities during 2008 were approximately $198,000.  Proceeds from notes payable were  $200.000.  Approximately $2,000 of payments were made on capital leases.

Cash flows from financing activities during the three months ended March 31, 2007 were approximately $2.5 million.  The Company received approximately $2.5 million, net of cash transaction costs, from the issuance of 2,800,000 the Series A Shares.  In addition, the Company repaid approximately $69,000 of notes payable and $2,000 of capital leases.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At March 31, 2008, we had cash and cash equivalents of approximately $168,000, negative working capital of approximately $12.8 million, a stockholders’ deficit of approximately $12.1 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three months ended March 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at March 31, 2008, we are in technical default of our senior debt agreements.

Historically, we have had access to sources of additional funds including cash proceeds of $2.8 million, before transaction costs, received from an equity offering in March 2007 and approximately $10 million of cash proceeds, before transaction costs, raised in July 2007 from a debt and equity offering to fund the acquisitions of RSW and RBS.  As a growing technology business with a strategy of growth by acquisition, we continue to require new investment from existing and new sources of capital.  At March 31, 2008, we had commitments to acquire CRI Advantage, Inc. (“CRI”) and WOW Global Corporation, LLC (“WOW”) pending the raising of up to approximately $9 million in funds to finance the acquisitions.  As of April 25, 2008, we terminated our acquisition plan and the agreement to acquire WOW thereby reducing the expected funds required to be raised to approximately $4 million to acquire CRI.

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $420,000 of liabilities were settled subsequent to March 31, 2008 with funds provided by the Related Party.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  As of May 12, 2008, no payments have been made pursuant to the Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

Funds from the Related Party financing and other investor financings as well as cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute our growth strategy of acquiring technology businesses. However no assurances can be made that we will receive the funds from the Related Party $15 million commitment or that we will continue to have access to capital in the future or on terms or at rates acceptable to us.

Contractual Obligations

A summary of the Company’s contractual obligations at March 31, 2008 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$13,085,147	$7,522,222	$5,562,925	$—	$—

Capital lease obligations	37,243	9,463	21,792	5,988	—

Operating lease obligations (2)	1,700,244	474,158	784,834	441,252	—

Purchase obligations	—	—	—	—	—

Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP:
Preferred stock dividends (3)	257,660	257,660	—	—	—
Totals	$14,822,634	$8,263,503	$6,369,551	$447,240	$—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The interest rate on our Senior Notes is prime rate plus 4 percentage points and therefore varies with changes in the prime rate. During the three months ended March 31, 2008 the prime rates were

January 1, 2008	7.25%
January 22, 2008	6.50%
January 30, 2008	6.00%
March 18, 2008	5.25%

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2008.  As a result, additional deductive procedures, primarily financial statement and account analysis, were performed by the chief financial officer and the Company’s accounting personnel, to assure that the preparation of the financial statements including the balance sheet, the results of operations, the statement of cash flow, and the statement of stockholders’ (deficit) equity and the notes thereto were presented in accordance with GAAP and the reporting requirements of the SEC.  No new material weaknesses were identified beyond those reported in the Registrant’s Annual Report on Form 10-KSB.  In addition, the material weaknesses, reported in the Registrant’s Annual Report on Form 10-KSB are being addressed and remediation actions are being developed.

Changes in internal controls.

We established a Disclosure Review Committee that includes the CEO, CFO, two senior managers from RSW and RBS, and our outside legal counsel to review SEC filings prior to release.  There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Upon the acquisition of RTWW Business Services, Inc., formerly Bravera, Inc. (“RBS”), on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS’s prior legal counsel responded to that demand letter, citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. DFAS did not respond to inquiries made by RBS’s prior legal counsel and RBS then sought a preliminary injunction against any collection activity with the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That District Court denied the injunction on jurisdictional grounds. RBS appealed the case before the United States Court of Appeals for the Fourth Circuit, in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007),  where it was still pending as of March 31, 2008. It is the DFAS’s contention that although government officials did order and accept all of the RBS’s work on the subject contract, some of those officials were not authorized to bind the government contractually.  In November 2007, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  RBS’s legal counsel filed a request with the US Treasury to defer collection activities until the dispute between RBS and DFAS could be settled.  In addition to the demanded refund, RBS had an outstanding invoice in the amount of $444,935 for customer support services performed under the US Navy contract for which the invoice has been recorded and fully reserved due to the uncertainty of payment from DFAS for the work performed.  RBS is in continuing negotiations with the government to resolve the dispute.  A liability of approximately $1,000,000 has been recorded at March 31, 2008 representing the amounts in the US Treasury Department demand letter, however because the final outcome of the settlement is subject to ongoing negotiations a final settlement liability cannot be determined.

On November 13, 2007 Mr. Christopher Watson, Plaintiff, filed a Summons and Complaint in the Court of Common Pleas, Ninth Judicial Circuit, State of South Carolina, County of Charleston styled Chris Watson, Plaintiff vs Bravera, Inc. and Shea Development Corporation, Defendants.  The action seeks recovery of a debt in the amount of $130,000 and alleges breach of contract.  The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at March 31, 2008.

On November 21, 2007  Daniel Island Partners LLC, an entity controlled by Mr. Christopher Watson, filed a summons and complaint in the Magistrates Court, State of South Carolina, County of Berkeley in a case styled Daniel Island Partners, LLC, Plaintiff, vs. Bravera, Inc., Defendant, Case Number 07K-0915.   Plaintiff requests a judgment for $1,638 plus an $80 filing fee for allegedly unpaid rent from October 1 – 23, 2007.  This complaint has since been amended by the Plaintiff and the Plaintiff is now requesting a judgment of $7,500 plus fees and expenses.   The Company denies the claim and will continue to defend this action and because the case is in its early stages we are unable to determine the likelihood of any eventual outcome and as a result, no liability has been recorded at March 31, 2008.

On December 12, 2007 Shea Development Corp., Bravera, Inc., and IP Holding of Nevada Corp., Plaintiffs, filed a Summons and Compliant in the United States District Court, Southern District of New York in a case styled Shea Development Corp., Bravera, Inc. and IP Holding of Nevada Corp. vs. Christopher Watson and Elizabeth Anne Conley.  Elizabeth Anne Conley has been dismissed as a defendant in this lawsuit.  The Company is alledging multiple causes of action including fraudulent misrepresentations and seeks damages of not less than $6,500,000 in connection with the Agreement and Plan of Merger pursuant to which the Company acquired Bravera, Inc. from Mr. Watson.  The case is in its early stages therefore we are unable to determine the likelihood of any eventual outcome.

In December 2007, a lawsuit was filed against Bravera, Inc., styled SD2R Partners, LLC Plaintiff vs. Bravera, Inc., Defendant, Civil Action No. 2007-15640, in the Circuit Court for Fairfax County, Virginia.  The plaintiff claims that Bravera, Inc now RBS, breached a lease agreement and owes the plaintiff $167,526, plus various expenses.  RBS denies the claim and intends to vigorously defend this lawsuit. At this early stage of the proceedings, we are unable to determine the likelihood of any eventual outcome or range of any potential loss, if any, and accordingly no liability has been recorded at March 31, 2008.

On January 15, 2008, a suit styled Christopher Watson and Intellectus, LLC, Plaintiffs, vs. Riptide Worldwide, Inc. (f/k/a Shea Development Corp.), Bravera, Inc. and IP Holding of Nevada Corp., Defendants, Case No. 08600114 was filed  in the Supreme Court of the State of New York, County of New York.  Intellectus, LLC is an entity owned and controlled by Mr. Christopher Watson.  Plaintiffs seek damages in excess of $6,000,000.  The Company denies the claim and will continue to vigorously defend this action.  The prosecution of this case is in its early stages and we are unable to determine the likelihood of any eventual outcome or range of any potential loss and accordingly no liability has been recorded at March 31, 2008.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants,  in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company paid the Plaintiff $50,000 of the $315,000 on October 31, 2007 and has accrued the remaining $265,000 at March 31, 2008.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. The following risk factors and all of the other information in this Quarterly Report on Form 10-Q should be carefully considered and read in conjunction with our Annual Report on Form 10-KSB filed April 15, 2008. The risks and uncertainties described below are not the only ones that Riptide will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  Actual results may differ materially from those anticipated in these forward-looking statements. Riptide operates in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control.

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

We have received a report from our independent registered public accounting firm for the year ended
December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At March 31, 2008, we had cash and cash equivalents of approximately $168,000, negative working capital of approximately $12.8 million, a stockholders’ deficit of approximately $12.1 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three months ended March 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at March 31, 2008, we are in technical default of our senior debt agreements.

Historically, we have had access to sources of additional funds including cash proceeds of $2.8 million, before transaction costs, received from an equity offering in March 2007 and approximately $10 million of cash proceeds, before transaction costs, raised in July 2007 from a debt and equity offering to fund the acquisitions of RSW and RBS.  As a growing technology business with a strategy of growth by acquisition, we continue to require new investment from existing and new sources of capital.  At March 31, 2008, we had commitments to acquire CRI Advantage, Inc. (“CRI”) and WOW Global Corporation, LLC (“WOW”) pending the raising of up to approximately $9 million in funds to finance the acquisitions.  As of April 25, 2008, we terminated our acquisition plan and the agreement to acquire WOW thereby reducing the expected funds required to be raised to approximately $4 million to acquire CRI.

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $420,000 of liabilities were settled subsequent to March 31, 2008 with funds provide by the Related Party.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  As of May 12, 2008, no payments have been made pursuant to the Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

Funds from the Related Party financing and other investor financings as well as cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute our growth strategy of acquiring technology businesses. However no assurances can be made that we will receive the funds from the Related Party commitment or that we will continue to have access to capital in the future or on terms or at rates acceptable to us.

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

Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition, expectations of cash flows at the date of acquisition could be significantly different once the acquired business is integrated into our existing operating structure. If there is an adverse change in expected cash flows we may experience an impairment charge to our results of operations as we did in the year ended December 31, 2007 (See Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 15, 2008). There can be no assurance that any given proposed acquisition will be able to successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

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

THE COMPANY HAS A LIMITED OPERATING HISTORY AS A PUBLIC COMPANY THAT MAKES IT IMPOSSIBLE TO RELIABLY PREDICT FUTURE GROWTH AND OPERATING RESULTS.

The merger between Riptide (formerly Shea Development Corp.) and Information Intellect occurred on March 2, 2007 (the “Merger”). In addition, the acquisitions of RSW and RBS have only recently occurred. All of these companies had been private companies and their management is new to the requirements of a public company including but not limited to financial reporting, compliance with the Sarbanes-Oxley Act of 2002, insider trading rules and other securities laws.  Following the Merger and the acquisitions of RSW and RBS, the management team of Riptide became responsible for the operations of and the reporting of the combined company. The requirements of operating the newly combined company in a public environment are new to this management team and the employees as a whole. The transformation of the individual private enterprises into a public company requires us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of Information Intellect, RSW or RBS as private companies prior to their acquisitions and merger. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

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

WE ARE EXPOSED TO RISKS FROM LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of, and provide a report on, the effectiveness on our internal control over financial reporting for the year ended December 31, 2007.  In addition, for the year ending December 31, 2009, our independent registered public accounting firm will be required to audit management’s assertions as to the effectiveness of internal control over financial reporting. In order to comply with this requirement, we must establish an ongoing program to perform the system and process assessment and the testing necessary to provide the assessments and to report on the effectiveness of our internal control over financial reporting. We have only just begun to establish an ongoing program and process of performing the assessment and we expect that the cost of this program will require us to incur significant expenses and to devote additional time and resources to Section 404 compliance on an ongoing basis.  As a result of our review of the effectiveness of internal controls over financial reporting at December 31, 2007 we determined that our controls were ineffective and identified eleven material weaknesses that must be remediated.  Due to a lack of cash, staffing resources, adequate time and the related cost of implementing the remediations, we may not be able to remediate all of the identified material weaknesses.  We may also identify additional weaknesses for remediation.  We cannot predict how investors and regulators will react to any inability to remediate all of the material weaknesses or what effect that this might have on our stock price.

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

A SIGNIFICANT SOURCE OF OUR REVENUE IS DERIVED FROM A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHICH COULD NEGATIVELY AFFECT OUR BUSINESS OPERATIONS, FUTURE REVENUE, CASH FLOW AND RESULTS OF OPERATIONS.

For the year ended December 31, 2007, we derived approximately 37% of our revenues from commercial customers and 63% from federal, state and local government agencies.  Contracts with the US Army represents approximately 33% of our total 2007 revenue, contracts with Marriott Vacation International provided approximately  32% of our total 2007 revenue and a contract with the Federal Emergency Management Agency (“FEMA”) provided approximately 10% of our total revenue.  The United States Army accounted for 40%, Marriott Vacation Club International accounted for 30% and two other customers accounted for 15% of total revenues for the three months ended March 31, 2008.  All other customers accounted for less than 5% of revenue on an individual basis for the three months ended March 31, 2008 and no customers accounted for greater than 5% of total revenue for the three months ended March 31, 2007.  Overall, the U.S. government related revenues accounted for 61% of the Company’s total revenues for the three months ended March 31, 2008.  This concentration of risk makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.

Our relationship with these significant customers is excellent but the loss of any one, or all of these customers could have a material adverse effect on our business operations and future results of operations.  The loss of any of these customers would require us to reduce employees assigned to these contracts and would reduce our future revenue projections and cash flow from operations.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

For the year ended December 31, 2007, approximately 63% our revenue was derived from customers in federal, state and local government agencies and 61% for the three months ended March 31, 2008. These public sector customers are subject to budget cycles often dictated by politics, law or regulation. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications, termination for convenience clauses and government audits.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced recurring operating losses in the three months ended March 31, 2008 and the years ended the years ended December 31, 2007 and 2006 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $10 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc. Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations. In April 2008 we received a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance acquisitions; but as of May 12, 2008 only approximately $420,000 of funds had been received from this commitment.  There can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

WE ARE IN TECHNICAL DEFAULT OF THE DEBT COVENANTS OF OUR SENIOR NOTES THAT MAY ADVERSELY AFFECT OUR BUSINESS, REDUCE OUR CASH FLOW AND AFFECT THE VALUE OF OUR COMMON STOCK.

On July 13, 2007, we entered into a agreements to issue (i) the “Senior Notes in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of our Common Stock and (iii) warrants to purchase 3,500,000 shares of Common Stock in return for $6,500,000 of cash proceeds after a ten (10) percent debt discount but before transaction costs.  In addition, we have entered into Registration Rights Agreements with the holders of Senior Notes and the holders the Series A Shares and Series B Shares.  Each of the agreements contains covenants including the timing for the registration and rights to registered shares, limits on capital expenditures, subsequent borrowings, loans to third parties, investments, acquisitions and divestitures, and restrictions on the payment of cash dividends.  In addition, the Senior Notes have Leverage and Fixed Charge Coverage Ratios.  Additionally, the Senior Notes contain customary events of default including, nonpayment of principal or interest; the violation of a covenant; the occurrence of a material adverse change; the attachment of any portion of our assets; insolvency; material misrepresentations by us; and our default under any other loan agreement. Upon the occurrence of an event of default the applicable interest rate increases to 18% per annum and the debt would become immediately due and payable.

At March 31, 2008, we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and were working with the Senior Note holders to cure the default.  The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  In addition, we must also file a registration statement to register the shares under the Registration Rights agreements.  As a result of the technical defaults, the Company is subject to cash penalties of approximately $1.5 million at March 31, 2008.

As of April 18, 2008, the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the Senior Notes and the covenant defaults under the Senor Notes will be fully satisfied and released.  No payments have been made pursuant to the Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

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

A SIGNIFICANT PORTION OF OUR STOCK IS CONTROLLED BY FOUR STOCKHOLDERS WHO COULD SELL SHARES AND SUBSTANTIALLY INFLUENCE THE PRICE OF OUR STOCK

As of May 12, 2008, the investment management groups, Centrecourt Asset Management, RENN Capital Group, Lewis Asset Management, and Bridgepointe Master Fund Ltd., through entities controlled by these management groups, own large blocks of Riptide Common Stock and our convertible securities including, Series A Preferred Stock, Series B Preferred Stock and common stock warrants.  Collectively these management groups beneficially own approximately 70% of the Riptide Common Stock.  Beneficial ownership is computed according to Rule 13d-3 of the Securities Exchange Act as of May 11, 2008.  Any sale by one or all of these stockholders, in large blocks of Riptide Common Stock or the conversion and sale of the shares of Riptide Common Stock underlying the convertible securities could depress our stock price or significantly increase the volatility of our stock price.  Further, any such large sale may result in a change in our control of the company.

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

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC, an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  We would be required to issue a new series of preferred stock in return for the invested funds.  As of May 9, 2008, approximately $420,000 of liabilities had been settled by funds provided by the Related Party for which shares of stock are expected to be issued.  In addition, there can be no assurance that any additional funds may be invested by the Related Party beyond amounts already received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008 the Registrant issued 264,957 unregistered shares of Common Stock in lieu of cash dividends to holders of Series B Shares.  No proceeds were received.

Item 3. Defaults Upon Senior Securities

The Registrant has not made any of the required principal or interest payments since January 1, 2008 to the holders of the Senior Notes and as a result the Registrant is in technical default of the terms of the Senior Notes.  Payments of principal and interest are due monthly beginning January 1, 2008.  Unpaid payments at March 31, 2008 were approximately $722,000 of principal payments and approximately $422,873 of interest payments.  As of April 18, 2008, The Registrant entered into a Waiver Agreement with the holders of the Senior Note.  The Waiver Agreement calls for the repayment of approximately $7.2 million face value of the notes payable and interest payable of approximately $1,346,000 in several installments to be fully paid on or before June 30, 2008.  In addition, the Registrant will issue warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  No payments have been made under the Waiver Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the entity controlled by the Registrant’s CEO Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits .

A.    The following exhibits are included with this Form 10-Q filing.

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

May 15, 2008	RIPTIDE WORLDWIDE, INC. Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman and CEO

By: /s/ RICHARD CONNELLY
Richard Connelly
Senior Vice President and CFO