Form 10-Q
period 2008-06-30
Riptide Worldwide, Inc.
filed 2008-08-19
CIK 1343101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,455,303 as of August 15, 2008.

Riptide Worldwide, Inc.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521,473	$737,216
Accounts receivable, net of allowance for doubtful accounts of $861,440 at June 30, 2008 and $754,184 at December 31, 2007	3,458,439	3,087,082
Prepaid expenses and other current assets	339,206	418,111
Total current assets	4,319,118	4,242,409

Property and equipment, net of accumulated depreciation of $419,844 at June 30, 2008 and $238,767 at December 31, 2007 and impairment of $104,012 at June 30, 2008 and December 31, 2007	192,205	353,837
Goodwill, net of impairment	3,665,741	3,511,155
Other intangible assets, net of accumulated amortization of $2,881,199 at June 30, 2008 and $2,514,532 at December 31, 2007 and impairment of $1,408,502 at June 30, 2008 and December 31, 2007	4,047,222	4,413,889
Other assets	649,009	669,033
TOTAL ASSETS	$12,873,295	$13,190,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital lease obligations	$4,886,716	$4,223,998
Accounts payable and accrued expenses	12,598,747	9,421,960
Income taxes payable	734,818	709,455
Deferred revenue	88,850	398,098
Total current liabilities	18,309,131	14,753,511

Long-term subordinated notes payable and capital lease obligations	5,587,389	5,594,069

Mandatory Redeemable Series B Convertible Preferred Stock	2,238,970	2,018,922
Preferred dividends payable in shares of common stock	13,500	56,057
Preferred dividends payable in shares of Series A Preferred Stock	304,640	185,807

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A 8% convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,800	2,800
Common stock, $.001 par value per share; 800,000,000 shares authorized; 61,284,008 and 60,855,441 shares issued and outstanding at June 30, 2008 and December 31, 2007;	61,284	60,855
Pending issuance of Series C preferred stock	565,000	—
Additional paid-in capital	16,029,254	15,310,204
Accumulated deficit	(30,238,673)	(24,791,902)
Total stockholders’ (deficit) equity	(13,580,335)	(9,418,043)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,873,295	$13,190,323

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2008 AND 2007

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Professional services fees	$4,547,828	$—	$8,453,023	$—

Cost of revenue
Professional services	3,064,336	—	5,665,073	—
Gross Profit	1,483,492	—	2,787,950	—

Operating Expenses
Selling, general and administrative expenses	2,270,648	1,668,232	4,621,818	2,948,465
Product development expense	—	1,262,930	146,790	1,600,869
Depreciation and amortization	276,768	248,085	547,743	496,587
Total operating expenses	2,547,416	3,179,247	5,316,351	5,045,921
Operating loss	(1,063,924)	(3,179,247)	(2,528,401)	(5,045,921)

Interest income	1,867	171	8,128	798
Interest expense	(951,614)	(20,272)	(1,653,493)	(57,591)
Other income	1,250	—	1,250	—
Registration rights penalty	(673,589)	—	(1,347,178)	—
Loss from continuing operations before income taxes	(2,686,010)	(3,199,348)	(5,519,694)	(5,102,714)
Provision for income taxes	—	—	23,179	—
Loss from continuing operations	(2,686,010)	(3,199,348)	(5,542,873)	(5,102,714)
Income (loss) from discontinued operations, net of income taxes	18,112	88,119	96,102	(262,016)
Net income (loss)	(2,667,898)	(3,111,229)	(5,446,771)	(5,364,730)
Less preferred stock dividend	(110,897)	(56,000)	(229,697)	(73,797)
Net income (loss) applicable to common stockholders	$(2,778,795)	$(3,167,229)	$(5,676,468)	$(5,438,527)

Basic and diluted earnings (loss) per share
Loss from continuing operations applicable to common stockholders	$(0.04)	$(0.13)	$(0.09)	$(0.23)
Earnings (loss) from discontinued operations	$0.0	$(0.00)	$0.00	$(0.01)
Net income (loss) applicable to common stockholders	$(0.05)	$(0.13)	$(0.09)	$(0.24)

Basic and diluted weighted average of common shares outstanding	61,229,551	24,145,000	61,148,907	22,544,239

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS JUNE 30, 2008 AND 2007

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,446,771)	$(5,364,730)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	181,077	22,111
Amortization of other intangible assets	366,666	485,385
Stock-based compensation expense	574,956	56,243
Provision for bad debt	8,049	—
Amortization of discount on Senior Notes recorded as interest expense	611,013	—
Common stock warrants issued in lieu of cash for interest on note payable	440,846	11,500
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable	(379,406)	(47,283)
Inventory	—	57,251
Prepaid expenses and other assets	98,930	79,701
Accounts payable and accrued expenses	3,202,150	1,812,200
Deferred revenue	(309,247)	131,153
NET CASH USED IN OPERATING ACTIVITIES	(651,737)	(2,756,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,443)	(45,903)
Acquisition of Riptide Software, Inc.	(154,588)	—
Fee for purchasing public shell for reverse merger	—	(400,000)
NET CASH USED IN INVESTING ACTIVITIES	(174,031)	(445,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A preferred stock	—	2,556,111
Proceeds from the pending issuance of preferred stock	565,000	400,000
Proceeds from short term borrowings	200,000	100,000
Payments on capital lease obligations	(4,975)	(5,403)
Payments on notes payable	(150,000)	(145,937)
NET CASH PROVIDED BY FINANCING ACTIVITIES	610,025	2,904,771
Net change in cash and cash equivalents	(215,743)	(297,601)
Cash and cash equivalents at beginning of year	737,216	404,209
Cash and cash equivalents at end of quarter	$521,473	$106,608

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS continued

FOR THE SIX MONTHS JUNE 30, 2008 AND 2007

	(Unaudited) Six Months Ended June 30,
	2008	2007
Supplemental cash flow information:
Interest paid	$15,000	$57,591
Income taxes paid	$—	$—
Non-cash financing items:
Series A preferred dividends accrued and payable in shares of Series A Preferred Stock	$118,833	$73,797
Fair value of common shares and warrants issued with Series B preferred stock, net of accretion	$110,834	$—
Conversion of accrued preferred dividends into shares of common stock	$56,067	$301,875
Payment of notes payable with shares of common stock	$—	$92,000

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

The Information Intellect subsidiary had developed, marketed and licensed a line of enterprise asset management software solutions to companies in the utility industry.  On August 17, 2007, Information Intellect and Riptide sold its software intellectual property rights to PowerPlan Consultants, Inc., for cash proceeds of $1,000,000.  Subsequent to the sale, Information Intellect withdrew from the market and closed its office in Marietta, Georgia.  The results of operations of the Information Intellect software business are reflected as discontinued operations in the Riptide Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007.  The agreement and transaction are discussed in NOTE D – DISCONTINUED OPERATIONS to the Consolidated Financial Statements.

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

Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect, located in Fort Worth, Texas provided software and automated metering solutions, under the MeterMesh brand name, for the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  Information Intellect and ETG had merged in September 2005 but had operated the businesses as separate business units.  In March 2008, Riptide reduced the ETG workforce and operations to a minimal level due to slow demand for the ETG products and services.  On March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  These royalties are payable to ETG as I-Sys sells the MeterMesh software and hardware to its end user customers.  At the point that I-Sys has paid $750,000 of royalties to ETG, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  As of August 12, 2008, I-Sys has not made any royalty payments to Riptide.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and made offers of employment to some of the MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys, Inc.

Liquidity and Plan of Operations

The Company has received a report from its independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern.  At June 30, 2008, the Company had cash and cash equivalents of approximately $521,000, negative working capital of approximately $13.9 million, stockholders’ deficit of approximately $13.5 million and total liabilities exceeded total assets.  The Company has experienced recurring operating losses for the three and six months ended June 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at June 30, 2008, the Company was in technical default of its senior debt agreements.

Historically, the Company has had access to sources of additional funds including cash proceeds of $2.8 million, before transaction costs, received from an equity offering in March 2007 and approximately $10 million of cash proceeds, before transaction costs, raised in July 2007 from a debt and equity offering to fund the acquisitions of RSW and RBS.  As a growing technology business with a strategy of growth by acquisition, the Company continues to require new investment from existing and new sources of capital.  At June 30, 2008, the Company had a commitment to acquire CRI Advantage, Inc. (“CRI) pending the raising of up to approximately $4 million in funds to finance the acquisitions.

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC, an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  As of June 30, 2008, approximately $365,000 of liabilities had been settled by funds provided by the Related Party and the Related Party had contributed $200,000 to the Company to fund operations.

As of April 18, 2008 the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008.  In addition, the Company issued warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company’s inability to make the requested payment is not known at the time of this filing.

Funds from the Related Party financing and other investor financings as well as cash flows from operations are expected to provide sufficient cash balances to fund operations and to execute the Company’s growth strategy of acquiring technology businesses. However, no assurances can be made that the Company will receive the funds from the Related Party commitment or that it will continue to have access to capital in the future or on terms or at rates acceptable to the Company.

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

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements at December 31, 2007 and at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. See NOTE G – STOCK OPTIONS AND WARRANTS for further details.

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

Net Loss per Common Share

The Company reports net income (loss) to common stockholders per share in accordance with SFAS No. 128, Earnings per Share.  Basic and diluted net loss per common share are computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding during the year. For the three months ended June 30, 2008 and 2007, the weighted average shares outstanding were 61,229,551 and 24,145,000. For the six months ended June 30, 2008 and 2007, the weighted average shares outstanding were 61,148,907 and 22,544,239. The dilutive effect of the conversion of warrants, the convertible preferred stock and the convertible notes payable was excluded from the earnings per share calculation because they are anti-dilutive due to the Company being in a net loss position.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At June 30, 2008 and December 31, 2007, cash and cash equivalents consisted of monies held in checking and money market accounts. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance. The allowance for doubtful accounts, returns and allowances was approximately $861,000 and $754,000 at June 30, 2008 and December 31, 2007, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as required and adoption will not have a significant impact on the Company’s results of operations, financial condition and liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company adopted this standard on January 1, 2008. The implementation did not have a significant impact on the Company’s financial condition or results of operations.

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

NOTE B – CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained at a bank, and at times throughout the year, the Company’s bank account balances exceeded the $100,000 FDIC insured limit.  Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debt. The United States Army accounted for 51% and 46%, Marriott Vacation Club International accounted for 26% and 28% and two other customers accounted for 14% of total revenues for the three and six months ended June 30, 2008, respectively.  All other customers accounted for less than 5% of revenue on an individual basis for the three and six months ended June 30, 2008 and no customer accounted for greater than 5% of total revenue for the three and six months June 30, 2007.  Overall, the U.S. government related revenues accounted for 66% and 64% of the Company’s total revenues for the three and six months ended June 30, 2008, respectively.  This concentration makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.  The following customers accounted for greater than 10% of total accounts receivable at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Marriott Vacation Club International	$802,769	$1,046,684
United States Army	1,591,534	734,238

NOTE C - ACQUISITIONS

In July 2007, the Company acquired RSW and RBS.  The following table represents the pro forma statement of operations of Riptide assuming that RSW and RBS occurred at the beginning of the three and six months ended June 30, 2007.

	(Unaudited) June 30, 2007
	Three Months	Six Months
Revenues	$4,298,335	$8,126,970

Cost of revenue	2,916,375	5,769,978
Gross Profit	1,381,960	2,356,992

Operating Expenses
Selling, general and administrative expenses	2,478,903	4,673,732
Product development expense	1,262,930	1,622,689
Depreciation and amortization	468,967	945,492
Total operating expenses	4,210,800	7,241,913
Operating loss	(2,828,840)	(4,884,921)

Interest income	1,427	4,185
Interest expense	(660,009)	(1,336,304)
Loss from continuing operations before income taxes	(3,487,422)	(6,217,040)
Provision for income taxes	273,747	413,420
Net loss from continuing operations	(3,761.169)	(6,630,460)
Net income (loss) from discontinued operations, net of income taxes	88,119	(262,016)
Net income (loss)	(3,673050)	(6,892,476)
Less preferred stock dividend	(96,500)	(154,797)
Net income (loss) applicable to common stockholders	$(3,769,550)	$(7,047,273)

Pending Acquisition of CRI Advantage, Inc.

On November 7, 2007, Riptide and its wholly-owned subsidiary Shea Development Acquisition No. 4 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger with CRI Advantage, Inc. (“CRI”) pursuant to which the Company will acquire all of the outstanding stock of CRI in a cash and stock transaction. The acquisition will be accomplished by the merger of Merger Sub into CRI, with CRI surviving the merger as a wholly-owned subsidiary of the Company. The aggregate purchase price is payable in 5,900,000 shares of the Company’s common stock and $3,500,000 in cash before transaction costs primarily consisting of legal, accounting and advisory fees. At closing, $350,000 and 1,500,000 shares of Company common stock will be placed in escrow pending CRI achieving profitability goals during the year ending December 31, 2008. In addition, the Company expects to assume estimated CRI debt and other liabilities of approximately $2,300,000 at closing. The closing of the merger is subject to customary closing conditions including the raising of the $3,500,000 in cash through a debt and/or equity financing transaction.  On November 21, 2007, Riptide advanced CRI $180,000.  This advance is classified within Other Current Assets on the Balance Sheet. The parties anticipate that the closing will occur following the completion of a financing transaction in the third quarter of 2008.

Termination of Pending Merger with CaminoSoft Corp.

On September 6, 2007, Shea Development Corp. (now Riptide Worldwide Inc. — “Registrant”), entered into an Agreement and Plan of Merger (the “Agreement”) with CaminoSoft Corp. (“CaminoSoft”) and its wholly-owned subsidiary CC Merger Corp. (“Merger Sub”).  On July 1, 2008, Registrant received a written notice from CaminoSoft that it was electing to terminate the Agreement effective June 20, 2008 pursuant to Section 8.1(b).

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

This transaction, based on SFAS No. 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the quarter ended September 30, 2007. As a result, the Company has reflected the results of operations of its legacy utility software applications business for the three and six months ended June 30, 2008 and 2007 as discontinued operations. Reported revenues for these periods no longer include any revenue or expense from the legacy utility software applications business. The results from the discontinued legacy utility software applications business are reported as loss from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The components of the loss from discontinued operations, net of income tax, are presented below:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Professional services fees	$—	$518,779	$—	$734,079
Software license fees	—	—	—	150,000
Customer support contract services fees	98,706	246,610	262,276	518,248
Total revenue	98,706	765,389	262,276	1,402,337

Cost of revenue
Professional and customer support services	74,676	305,351	152,429	451,451
Gross profit	24,030	460,038	109,847	950,886

Operating expenses
Selling, general and administrative expenses	5,918	309,143	11,560	900,483
Product development expense	—	57,322	—	301,512
Depreciation and amortization	—	5,454	—	10,907
Total operating expenses	5,918	371,919	11,560	1,212,902

Income (loss) from discontinued operations before income taxes	18,112	88,119	98,287	(262,016)
Provision for income taxes	—	—	(2,185)	—
Iincome (loss) from discontinued operations	$18,112	$88,119	$96,102	$(262,016)

NOTE E —ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2008 and at December 31, 2007, accounts payable and accrued liabilities consisted of:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts payable	$4,234,256	$3,014,404
Acquisition related transactions fees payable	1,491,256	1,491,256
Accrued liability for customer disputes	999,666	999,666
Accrued RBS purchase price payable	700,000	700,000
Accrued payroll and benefits	627,626	763,895
Accrued severance	—	109,017
Accrued registration rights penalty	2,176,178	829,000
Accrued interest expense	988,892	425,694
Accrued RSW earn-out and retention bonuses	609,587	455,000
Accrued federal and state payroll taxes payable	272,367	272,367
Other accrued liabilities	498,919	361,661
Total accounts payable and accrued liabilities	$12,598,747	$9,421,960

NOTE F – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Short-Term Notes Payable

At March 31, 2008, the Company had $200,000 of short term notes payable to three stockholders, one note payable for $50,000 dated March 13, 2008 with a cash interest payment of $5,000 and two notes payable dated March 26, 2008, each for $75,000, and each with a cash interest payment of $7,500.  The notes payable were due upon the receipt of either sufficient funds received from accounts receivable collections or newly invested capital.  The two $75,000 notes payable plus accrued interest were paid in full in April 2008 with funds provided by the Related Party. The $50,000 note payable remains outstanding as of June 30, 2008. Warrants to acquire 200,000 shares of Common Stock with a five year term and an exercise price of $0.01 per share were also issued to these stockholders pro rata to the principal of each note.  The fair value of the warrants of $49,528 was charged to interest expense.

Long Term Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Senior Notes	$4,727,253	$4,116,240
Seller Notes	5,000,000	5,000,000
Notes payable to stockholders and officers	624,365	574,365
8% note payable	88,560	88,560
Capital lease obligations	33,927	38,902
Totals notes payable and capital lease obligations	10,474,105	9,818,067
Less: Current maturities	4,886,716	4,223,998
Long-term portion of notes payable and capital lease obligations	$5,587,389	$5,594,069

Senior Notes

On July 13, 2007, Riptide entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Riptide common stock and (iii) warrants to purchase 3,500,000 shares of Riptide common stock in return for $6,500,000 of cash proceeds after a 10% debt discount but before transaction costs. The warrants have a term of five years and an exercise price of $0.01 per share. Riptide was required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price, plus related transaction costs, for the acquisitions of RSW and RBS.  The Senior Notes accrue interest at the prime rate as published from time-to-time in the Wall Street Journal (5% at June 30, 2008) plus 4 percent.

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

On April 18, 2008, the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008.  In addition, the Company issued warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company’s inability to make the requested payment is not known at the time of this filing.

The Company must also file a registration statement to register the shares under the Registration Rights agreements.  In addition, the Company is subject to cash penalties of approximately $2,200,000 at June 30, 2008 for failure to meet the requirements of the Registration Rights Agreements.

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

Within 90 days from the Closing Date, Riptide was required to authorize and approve a reverse stock split of its common stock whereby after a reverse split Riptide will have no more than 25,000,000 shares of common stock outstanding. To meet this requirement, the Company entered into a merger agreement with CaminoSoft Corp. on September 6, 2007, to be accounted for as a reverse merger under GAAP, and by which the number of Riptide shares outstanding may be reduced to meet the requirement of the Senior Notes.  However, Riptide was not been able to complete the reverse merger, has not implemented a reverse stock split and, as a result, has not met this requirement.

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

The following table represents the carrying value of the Senior Notes.

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Face value of the Senior Notes	$7,222,222	$7,222,222
Original note discount	(722,222)	(722,222)
Transaction fees	(560,000)	(560,000)
Fair value of common stock and warrants issued in conjunction with the issuance of the Senior Notes	(2,383,855)	(2,383,855)
Amortization of note discount, transaction fees and fair value of common stock and warrants issued recorded as interest expense	1,171,108	560,095
Total Senior Notes payable	4,727,253	4,116,240
Less current maturities	4,727,253	4,116,240
Long-term Senior Notes payable	$—	$—

Seller Notes

In connection with the Riptide Software acquisition, a Riptide subsidiary issued $5,000,000 face amount of convertible subordinated notes to the former shareholders of Riptide Software (the “Seller Notes”) as payment of a portion of the acquisition consideration. $2,080,269 is due to an employee of Riptide Software who is also an officer, director and stockholder of the Company. The balance of $2,919,731 is due to six employees of Riptide Software, five are employees of Riptide Software and are stockholders of the Company. The Seller Notes are convertible into shares of Riptide common stock at a conversion price of $1.00 per share. The Seller Notes have a term of three years with aggregate principal payments, subject to the subordination requirements of the Senior Notes, of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010. The Seller Notes are subordinated to the Senior Notes that prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full. Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (5% per annum on June 30, 2008) and is payable on each anniversary date of the note in shares of common stock. The number of shares of common stock is computed by dividing the accrued interest by the conversion rate of one share for each $1.00 of accrued interest.  In addition, income tax payments made by Riptide for income earned by Riptide prior to the acquisition and as a result of Internal Revenue Service mandated migration from cash to accrual accounting methods will be reimbursed by the former shareholders through a reduction in principal payments.  As of December 31, 2007, Riptide has recorded a liability of approximately $646,000 for income taxes relating to Riptide Software’s pre-acquisition income.  Riptide recorded the offset of this liability as an Other Asset.  Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

Notes Payable to Stockholders and Officers

At June 30, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated March 20, 2003 and originally due September 1, 2010, with a remaining principal amount outstanding $146,494 bearing interest at 9% per annum. Accrued interest payable was $16,423 at June 30, 2008 and $9,508 at December 31, 2007.  Payments of $5,050 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At June 30, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated February 2, 2005 and originally due September 1, 2010, with a remaining principal amount outstanding of $189,000 bearing interest at 8% per annum.  Accrued interest payable was $ 17,330 at June 30, 2008 and $10,413 at December 31, 2007.  Payments of $6,236 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until a July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At June 30, 2008 and December 31, 2007, the Company had a $100,000 convertible promissory note payable to a stockholder dated October 17, 2007 with a maturity date of January 17, 2008. The note bears no interest prior to the maturity date and 18% per annum after the maturity date.  Accrued interest payable was $8,285 at June 30, 2008. The note payable, principal and accrued interest payable is convertible into shares of Series B Preferred Stock at the option of the holder.  As of June 30, 2008 the holder of the note payable had not exercised the conversion and the note payable principal amount plus accrued interest remained outstanding.  Approximately 108,300 shares of Series B Preferred Stock would be issuable had the note payable and accrued interest at June 30, 2008 been converted.

At June 30, 2008 and December 31, 2007, the Company had recorded a non-interest bearing advance of $50,000 due to Bravera Shareholder that was assumed as part of the acquisition of RBS.

At June 30, 2008 and December 31, 2007, the Company had a note payable to an officer and director dated September 28, 2005 and originally due March 1, 2010, with a remaining principal amount outstanding of $88,871 bearing interest at 6% per annum.  Accrued interest payable was $4,882 at June 30, 2008 and $2,222 at December 31, 2007.  Payments of $8,333 were due monthly however pursuant to the July 2007 subordination agreement no principal or interest payments may be made to this note holder until the senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Other Note Payable

At June 30, 2008 and December 31, 2007, the Company had a note payable due to a financial institution dated September 28, 2005, and originally due September 1, 2010, with a remaining principal amount outstanding of $88,560 bearing interest at 8% per annum. Accrued interest payable was $8,465 at June 30, 2008 and $4,923 at December 31, 2007.  Payments of $3,089 were due monthly however pursuant to a July 2007 subordination agreement no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Capital Lease Obligations

During the year ended December 31, 2006, the Company acquired $49,750 of equipment under long-term leases. The future minimum lease payments under capital leases at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Total minimum lease payments	$51,575	$65,230
Less amounts representing interest and taxes	17,648	25,328
Present value of net minimum lease payments	33,927	38,902
Current maturities of capital leases obligations	9,463	7,758
Long-term capital leases obligations	$24,464	$31,144

NOTE G – INCOME TAXES

The Company has recorded a full valuation allowance to offset its net deferred tax assets. The Company is required to provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There has been no change in the Company’s circumstances in the current period that would necessitate a reduction or removal of the valuation allowance. Therefore, no tax benefit has been recorded for the Company’s net losses.

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

Stock Option Activity

Stock option, restricted shares and other equity incentive awards may be granted under the 2007 Stock Option and Performance Awards Plan (the “Plan”). The following table shows the activity of the awards granted, exercised or cancelled during the six months ended June 30, 2008:

	Number of Stock Options and Awards Under the Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007:	6,268,578	$0.40	9.89
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	251,000	$0.40	9.59
Outstanding at June 30, 2008:	6,017,578	$0.40	8.03	$0.00
Vested and expected to vest at June 30, 2008	5,917,578	$0.40	—	$0.00
Options and awards exercisable at June 30, 2008	1,000,000	$0.40	1.25	$0.00

As part of the termination agreement with the Company’s former chief financial officer, his stock options became fully vested as of June 30, 2008. This accelerated vesting resulted in an additional $235,759 charge to stock compensation.  No other stock options had vested at June 30, 2008.  Stock Options expected to vest is estimated by reducing the aggregate amount of unvested options outstanding at March 31, 2008 by the expected forfeiture rate.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Riptide’s common stock for options issued under the Plan that were “in-the-money” at June 30, 2008.  No stock options were in-the-money at June 30, 2008.

In addition to the stock options awarded under the Plan, an award for 2,000,000 restricted shares of common stock was outstanding at June 30, 2008.  The restricted shares vest 1,000,000 shares on December 20, 2008 and 1,000,000 shares on December 20, 2009.  The fair value of this grant was determined to be $498,431 of which $62,304 and $124,608 was charged to stock compensation expense in three and six months ended June 30, 2008.

At June 30, 2008, the aggregate number of shares reserved for future awards under the plan was 1,482,422.

The following table details stock-based compensation expense included in the consolidated statement of operations.

	For the Six Months Ended June 30,
	2008	2007
Stock compensation expense charged to:
Cost of revenue	$69,783	$—
Selling, general and administrative expense	504,162
Product development expense	—	56,243
Discontinued operations	1,011
Impact on net loss to common stockholders	$574,956	$56,243
Impact on net income per share to common stockholders basic and diluted	$0.01	$0.00

As of June 30, 2008, there was approximately $1,549,202 of total unrecognized compensation expense related to unvested stock options and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.44 years.

Valuation Assumptions

The Company calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rates	1.35%	4.62%
Expected lives	5 years	5.75 years
Dividend yield	0%	0%
Expected volatility	165%	77%
Weighted-average volatility	165%	77%

The Company was privately held prior to March 2, 2007, and had no active trading market for its common stock. Therefore the Company’s computation of expected volatility for the six months ended June 30, 2007 was based on the volatility of a publicly-traded competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock.  The Company’s computation of expected life was determined based on the guidance provided in Staff Accounting Bulletin No. 107. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Warrant Activity

Warrants for 1,774,444 shares of Common Stock were issued during the six months ended June 30, 2008. The following table summarizes the stock warrant activity for the six months ended June 30, 2008.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007:	15,587,500	$0.49	3.93
Issued	1,774,444	$0.01	4.86
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at June 30, 2008:	17,361,944	$0.48	4.03

The fair value of $440,846 of the 1,774,444 warrants was charged to interest expense and was computed using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.29 – 1.35%
Expected lives	5 yrs
Dividend yield	0
Expected volatility	165% – 185%
Weighted-average volatility	167%

NOTE I – MANDATORY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has authorized 60,000,000 shares of preferred stock of which 10,000,000 shares have been designated as Series A convertible preferred stock (the “Series A Shares”) and 20,000,000 as Series B mandatory redeemable convertible preferred stock (the “Series B Shares”).

Mandatory Redeemable Preferred Stock

The Company has 3,600,000 shares of Series B Shares, par value par share of $0.001, issued and outstanding at June 30, 2008.  The Series B preferred stock is mandatorily redeemable three years from the date of issuance and, as a result, is classified outside of stockholders’ equity on the balance sheet. The Series B preferred stock may be converted at any time into an aggregate of 7,200,000 shares of common stock, representing a conversion price of $0.50 per share. The Series B preferred stock accrues dividends monthly at a rate of 4.5% per annum payable quarterly in cash or shares of Common Stock subject to the restrictions of the Senior Notes.  In addition, the holders of the Series B Shares received 972,000 shares of common stock at closing representing a prepaid dividend as defined in the Series B Preferred Stock Purchase Agreements. The fair value of the prepaid dividend is being accreted to the carrying value of the Series B Shares and to preferred dividends presented in the statement of operations over the three year term of the Series B Shares. The Series B Shares are subject to registration rights agreements for which the Company is in default.

The following table represents the carrying value of the Series B Shares:

Stated value of the Series B Shares	$3,600,000
Reduced by:
Transaction fees payable in cash	(462,500)
Fair value of prepaid dividend and warrants issued in conjunction with the issuance of the Series B preferred stock	(1,320,289)
Accretion of fair value of prepaid dividends and warrants	201,711
Carrying value of Series B Shares at December 31, 2007	2,018,922
Accretion of fair value of prepaid dividends and warrants for the three months ended June 30, 2008	220,048
Carrying value of Series B Shares at June 30, 2008	$2,238,970

Preferred Stock

The Company has 2,800,000 shares of Series A Shares, par value per share of $.001, issued and outstanding at June 30, 2008. The Series A Shares accrue dividends at a rate of 8% per annum and is payable in Series A Shares for the first year outstanding and payable in cash thereafter, subject to the dividend restrictions of the Senior Notes. The Series A Shares are classified as part of Stockholders’ Equity and are subject to registration rights agreements for which the Company is in default.

Common Stock

At June 30, 2008, the Company has authorized 800,000,000 shares of common stock, par value $0.001, (the “Common Stock”) of which 61,284,008 are issued and outstanding.  During the six months ended June 30, 2008, 428,567 shares of Common Stock were issued to the holders of the Series B Shares as dividends in lieu of cash pursuant to the restrictions of the Senior Notes.  The fair value of the Common Stock issued as dividends on the Series B Shares are presented as preferred dividends in determining Net Loss to Common Shareholders in the consolidated statement of operations.

NOTE J – RELATED PARTY TRANSACTIONS

At June 30, 2008 and at December 31, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration amount due to the Bravera Shareholder or entities controlled by the Bravera Shareholder. The payments would be made in a subsequent closing which has not occurred. In addition, a liability is recorded for $130,000 representing an advance of funds made by the Bravera Shareholder following the acquisition. Settlement of these liabilities is subject to the outcome of litigation.

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on November 1, 2012. This office building is owned by an entity controlled by two employees of the Company, one of which is an officer of the Company.  The Company expensed approximately $162,390 as rent related to this facility in the six months ended June 30, 2008.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Shares transaction.  At June 30, 2008 and at December 31, 2007 a liability to Saama of approximately $952,000 is recorded in accounts payable on the Balance Sheet. In addition, a member of the Company’s board of directors who receives a consulting fee of $7,500 per month from the Company is also a director of Saama.

On October 17, 2007, a stockholder of the Company loaned the Company $100,000 pursuant to the terms of a convertible promissory note.  This note gives the stockholder certain conversion rights at the Company’s next financing.  The note had a maturity date of January 17, 2008.  The note bears no interest prior to the maturity date and 18% per annum after the maturity date and $8,285 was expensed during the six months ended June 30, 2008.  The Company used the proceeds from this note to advance CaminoSoft $100,000. The Company wrote-off the advance to CaminoSoft as of June 30, 2008 after receiving notification that CaminoSoft had terminated the merger agreement. The stockholder is also a shareholder of CaminoSoft. At June 30, 2008, this note had not been converted by the holder and was outstanding.

In the first quarter of 2008, the Company had a cash advance outstanding and due from the Chairman and CEO of the Company for approximately $16,000 for business related travel and other expenses. This cash advance was still outstanding as of June 30, 2008.

On April 4, 2008, the Company received a non-binding commitment from Matrix Holdings, LLC (“Matrix”), an entity controlled by Riptide’s CEO to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  In the second quarter of 2008, Matrix paid approximately $420,000 of Riptide’s liabilities and provided the Company with $200,000 for operating needs in anticipation of receiving shares of preferred stock from a new series of preferred stock expected to be authorized and issued in the third quarter of 2008.

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

On July 11, 2008, a settlement was reached with National Business Search, Inc., a Florida corporation. SEE NOTE K – LITIGATION. Philip Loeffel, the Company’s President who is also a director of the Company, paid $110,000 of the settlement amount. The Company has recorded this payment as a note payable to an officer.

NOTE K – LITIGATION

Upon the acquisition of RBS on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS responded to the demand letter citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. When DFAS did not respond, RBS filed suit for injunctive relief in the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That Court denied the injunction on jurisdictional grounds, and RBS appealed the case to the United States Court of Appeals for the Fourth Circuit in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007). In the interim, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  Effective June 12, 2008, RBS and DFAS entered into a written Settlement Agreement requiring, among other things, RBS to pay the Department of Treasury the sum of $265,000 on or before September 30, 2008, without interest, penalties or attorney’s fees. On or about June 18, 2008, the appeal before the Fourth Circuit was dismissed, with prejudice. A liability of approximately $1,000,000 has been recorded at June 30, 2008 representing the full amount of the US Treasury Department demand letter in the event RBS lacks the liquidity to make the agreed payment on September 30, 2008.

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

The foregoing lawsuits filed by or against Watson or related entities in South Carolina, New York and Virginia are referred to herein as the “Watson Litigation.” The Company denies all claims made in the Watson Litigation and planned on vigorously defending these actions.

On July 10, 2008 and again on July 29, 2008, the parties in the Watson Litigation appeared before a U.S. Magistrate Judge in the U.S. District Court for the Southern District of New York for the purpose of mediating a global settlement of the Watson Litigation. A binding and enforceable settlement was reached but had not been consummated as of August 11, 2008. The settlement obligates Riptide to escrow the sum of $275,000 for certain tax liabilities that Watson is obligated to resolve. The settlement also requires Riptide to pay Watson the sum of $175,000 upon Watson’s performance of certain terms of the settlement, which terms had not been performed as of August 11, 2008. That is the extent of Riptide financial responsibilities to Watson. All other claims will be dismissed, with prejudice. Due to the uncertainty of the consummation of the settlement, Riptide has not reduced the liabilities related to Watson as of June 30, 2008 which are approximately $1.1 million.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants, in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company paid the Plaintiff $50,000 of the $315,000 on October 31, 2007 and has accrued the remaining $265,000 at June 30, 2008. On July 11, 2008, a settlement was reached with the Plaintiff and as of August 8, 2008 all required payments have been made to the Plaintiff.

On March 8, 2008 a notice of charge of discrimination under Title VII of the Civil Rights Act was received from the Human Affairs Commission, State of South Carolina, with a charge of discrimination by a former employee with RTWW Business Services Inc. (f/k/a Bravera, Inc). The matter was referred by the South Carolina Human Affairs Commission to the United States Equal Opportunity Commission (“EEOC”). Counsel representing RTWW Business Services Inc. has submitted a position statement and the requested documents to the EEOC.  On July 29, 2008, the EEOC issues its letter determination stating that it was unable to conclude any Civil Rights Act violations. The Company continues to deny the charge and will vigorously defend the claim filed by Conley in federal court.

On or about June 4, 2008, Conley filed a demand for arbitration before the American Arbitration Association (“AAA”) seeking damages in an unspecified amount for alleged breach of her employment agreement with Bravera, for alleged violations of South Carolina’s Wages Act, and for alleged Civil Rights Act violations. The Company denies all claims and will vigorously defend the demand for arbitration.

On May 21, 2008, a lawsuit was filed against Riptide styled Mark Hulsizer and Jon Boaz (the “Plaintiffs) v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc. (the “Defendant”), in the 141st Judicial District of Tarrant County, Texas, Cause No. 141-230461-08, removed and restyled as Mark Hulsizer and Jon Boaz v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc., in the U.S. District Court for the Northern District of Texas, Fort Worth Division, Action No. 4:08-cv-408-4 (collectively, the “Litigation”) in which Plaintiffs allege, among other things, that Defendant breached Employment Agreement contracts entered into individually between each Plaintiff and Defendant. The Company denies the claims and has entered into settlement discussions with the Plaintiffs. On August 15, 2008, the Company reached a settlement with Mark Hulsizer and Jon Boaz. The settlement requires the Company to pay Mr. Hulsizer and Mr. Boaz one and one-half months of their formally monthly salary and three months of health insurance over a three month period.

NOTE L – SUBSEQUENT EVENT

On July 11, 2008, a settlement was reached with National Business Search, Inc., a Florida corporation. SEE NOTE K — LITIGATION. As of August 8, 2008, all required payments have been made to National Business Search, Inc. Philip Loeffel, the Company’s President who is also a director of the Company, paid $110,000 of the settlement amount. The Company has recorded this payment as a note payable to an officer.

On July 10, 2008 and again on July 29, 2008, the parties in the Watson Litigation appeared before a U.S. Magistrate Judge in the U.S. District Court for the Southern District of New York for the purpose of mediating a global settlement of the Watson Litigation. A binding and enforceable settlement was reached but had not been consummated as of August 15, 2008. The settlement obligates Riptide to escrow the sum of $275,000 for certain tax liabilities that Watson is obligated to resolve. The settlement also requires Riptide to pay Watson the sum of $175,000 upon Watson’s performance of certain terms of the settlement, which terms had not been performed as of August 15, 2008. That is the extent of Riptide financial responsibilities to Watson. All other claims will be dismissed, with prejudice. Due to the uncertainty of the consummation of the settlement, Riptide has not reduced the liabilities related to Watson as of June 30, 2008 which are approximately $1.1 million.

On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company’s inability to make the requested payment is not known at the time of this filing.

On August 15, 2008, the Company accepted the resignation of Philip Loeffel as President of Riptide Worldwide, Inc. The Board decided to reposition Mr. Loeffel’s responsibilities to allow him to focus on the continual growth of the Riptide Software business. Mr. Loeffel remains a member of the Board of Riptide Worldwide, Inc.

On August 15, 2008, the Company reached a settlement with Mark Hulsizer and Jon Boaz. The settlement requires the Company to pay Mr. Hulsizer and Mr. Boaz one and one-half months of their formally monthly salary and three months of health insurance over a three month period.

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

This Management’s Discussion and Analysis should be read in conjunction with the Registrant’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission.  Capitalized terms used in this Management’s Discussion and Analysis are defined in the Registrant’s notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

The other business unit is Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect and does business under the name MeterMesh.  MeterMesh has a line of products that automates the collection of electric, gas and water meter usage data at the source for billing, load management and control purposes. Due to slow demand for the MeterMesh products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000 and payable as I-Sys sells MeterMesh products and services during the two year term of the technology licensing agreement.  At the point that I-Sys has paid $750,000 of royalties to Riptide, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and MeterMesh personnel.  This business is expected to receive a royalty stream and to maintain the intellectual property until it can be transferred to I-Sys.  Therefore the results of operations for this business unit do not qualify for classification as discontinued operations. As of August 15, 2008, the Company has not received royalties payments from I-Sys.

On July 16, 2007, Riptide entered into agreements for a senior debt financing and a Series B Preferred Stock offering raising approximately $10 million of cash, before transaction costs, to consummate the acquisitions of two private companies, RSW, a custom software programming and information technology services company located in Orlando, Florida and RBS, a document scanning services business with operations in Reston, Virginia.  Our results of operations include the revenue and operating expenses of RSW and RBS from July 16, 2007 the date of acquisition through December 31, 2007 and for the three and six months ended June 30, 2008.

Our strategy to grow the business through acquisitions continued when in September 2007 we announced that we had entered into a merger agreement with CaminoSoft Corp., a software and services company located in Westlake Village, California. CaminoSoft develops and manufactures software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. In November 2007, we announced that we entered into a definitive agreement to acquire CRI Advantage, Inc. located in Boise, Idaho (“CRI”). CRI is an information technology consulting and managed services firm with a core focus in the government and commercial industries.  Also, in November 2007, we entered into an Interest Purchase Agreement (the “Agreement”) with WOW Global Corporation, LLC located in Pittsburgh, Pennsylvania (“WOW”) and the two holders of all the outstanding equity interests in WOW pursuant to which Riptide agreed to acquire all of the outstanding equity interests of WOW in a cash and stock transaction.  WOW is an information technology consulting, staffing and services firm.  However as of April 25, 2008, we terminated the acquisition transaction with WOW. On June 20, 2008, CaminoSoft terminated the merger agreement with Riptide. The closing of the CRI transactions are subject to Riptide raising funds through a debt and/or equity financing.  At June 30, 2008 this transaction had not closed. Therefore, the results of operations of CRI have not been included in our results of operations for the three and six months ended June 30, 2008 and 2007.

Revenue

	Three Months Ended June 30,
	2008	2007
Revenue from
Professional services fees	$4,547,828	$—

Revenue for the three months ended June 30, 2008 was $4,547,828 and consists of services revenue of RSW and RBS and excludes $98,706 of revenue from the Information Intellect legacy utility industry software business related to unexpired customer support services contracts classified as discontinued operations.  The company had no revenue for the three months ended June 30, 2007 after excluding $765,389 of revenue from the Information Intellect legacy utility industry software business representing revenue from software licensing fees and customer support contract services classified to discontinued operations. Revenue consists of fees earned from providing professional services including custom programming services, information technology services, document scanning services and fees earned from staff augmentation services. The increase in revenue of $4,547,828 is due to the revenue generated by the RSW and RBS businesses which were acquired in July 2007.

	Six Months Ended June 30,
	2008	2007
Revenue from
Professional services fees	$8,453,023	$—

Revenue for the six months ended June 30, 2008 was $8,453,023 and consists of services revenue of RSW and RBS and excludes $262,276 of revenue from the Information Intellect legacy utility industry software business related to unexpired customer support services contracts classified as discontinued operations.  The company had no revenue for the six months ended June 30, 2007 after excluding $1,402,337 of revenue from the Information Intellect legacy utility industry software business representing revenue from software licensing fees and customer support contract services classified to discontinued operations. Revenue consists of fees earned from providing professional services including custom programming services, information technology services, document scanning services and fees earned from staff augmentation services. The increase in revenue of $8,453,023 is due to the revenue generated by the RSW and RBS businesses which were acquired in July 2007.

Our revenue is primarily derived from customers based in the United States.  Revenue from the US federal, state and local government agencies accounted for 66% and 64% of our total revenues for the three and six months ended June 30, 2008.  Approximately 90% and 88% of total revenue for the three and six months ended June 30, 2008 was derived from four customers. The United States Army accounted for 51% and 46%, Marriott Vacation Club International accounted for 26% and 28% and two other customers accounted for 14% of total revenues, respectively for the three and six months ended June 30, 2008.  All other customers accounted for less than 5% of revenue on an individual basis for the three and six months ended June 30, 2008.

Pro forma revenue for the three months ended June 30, 2007 was $4,298,335 and includes revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes revenue classified as discontinued operations.  The increase in revenue for the three months ended June 30, 2008 versus the pro forma revenue for the three months ended June 30, 2007 was primarily due to increased RSW contract services revenue partially offset by decreases in the RBS revenue from customer support contracts, license fees and contract document scanning services.

Pro forma revenue for the six months ended June 30, 2007 was $8,126,970 and includes revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes revenue classified as discontinued operations.  The increase in revenue for the six months ended June 30, 2008 versus the pro forma revenue for the six months ended June 30, 2007 was primarily due to increased RSW contract services revenue partially offset by decreases in the RBS revenue from customer support contracts, license fees and contract document scanning services.

Cost of Revenue

	Three Months Ended June 30,
	2008	2007
Cost of revenue
Professional services costs	$3,064,336	$—

Cost of revenue primarily consists of the costs of our professional engineers and technical consultants assigned to customer contracts and include their salaries, benefits, direct and indirect overhead costs and specific project direct costs of the contracts.  Cost of revenue for the three months ended June 30, 2008 was $3,064,336 and excludes $74,676 of professional and customer support services costs from our Information Intellect legacy utility industry asset management software business classified as discontinued operations. The Company had no cost of revenue for the three months ended June 30, 2007 after excluding $305,351 of professional and customer support services costs related to our Information Intellect legacy utility industry asset management software business classified as discontinued operations.  The increase in cost of revenue is due to the acquisition of the RSW and RBS businesses in July 2007.

	Six Months Ended June 30,
	2008	2007
Cost of revenue
Professional services costs	$5,665,073	$—

Cost of revenue for the six months ended June 30, 2008 was $5,665,073 and excludes $152,429 of professional and customer support services costs from our Information Intellect legacy utility industry asset management software business classified as discontinued operations. The Company had no cost of revenue for the six months ended June 30, 2007 after excluding $451,451 of professional and customer support services costs related to our Information Intellect legacy utility industry asset management software business classified as discontinued operations.  The increase in cost of revenue is due to the acquisition of the RSW and RBS businesses in July 2007.

We expect to see increases in cost of revenue in the future as we add new service contracts and offer new product offerings across all of our businesses.  We expect that cost of revenue to vary with increases or decreases in contract services revenue.

Pro forma cost of revenue for the three months ended June 30, 2007 was $2,916,375 and includes the cost of revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the cost of revenue classified as discontinued operations.  The decrease in the cost of revenue for the three months ended June 30, 2008 versus the pro forma cost of revenue for the three months ended June 30, 2007 was primarily due to cost reductions in the RBS business due to decreases in the RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations.

Pro forma cost of revenue for the six months ended June 30, 2007 was $5,769,978 and includes the cost of revenue from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the cost of revenue classified as discontinued operations.  The decrease in the cost of revenue for the six months ended June 30, 2008 versus the pro forma cost of revenue for the six months ended June 30, 2007 was primarily due to cost reductions in the RBS business due to decreases in the RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations.

Gross Margin

	Three Months Ended June 30,
	2008	2007
Revenue	$4,547,828	$—
Cost of revenue	3,064,336	—
Gross margin	$1,483,492	$—
Gross margin %	33%	—%

	Six Months Ended June 30,
	2008	2007
Revenue	$8,453,023	$—
Cost of revenue	5,665,073	—
Gross margin	$2,787,950	$—
Gross margin %	33%	—%

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

Pro forma gross margin for the three months ended June 30, 2007 was $1,381,960 or 32% and includes the gross margin derived from the revenue and cost of revenue generated from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the revenue and cost of revenue classified as discontinued operations.  The increase in the gross margin of $101,532 for the three months ended June 30, 2008 versus the pro forma gross margin for the three months ended June 30, 2007 was primarily due to cost reductions in the RBS business associated with lower RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations

Pro forma gross margin for the six months ended June 30, 2007 was $2,356,992 or 29% and includes the gross margin derived from the revenue and cost of revenue generated from the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the revenue and cost of revenue classified as discontinued operations.  The increase in the gross margin of $430,968 for the six months ended June 30, 2008 versus the pro forma gross margin for the six months ended June 30, 2007 was primarily due to increased revenues and cost reductions in the RBS business associated with lower RBS services revenue and a reduction in the number of employees and third party contractors in the RBS operations

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2008	2007
Selling, general and administrative expense	$2,270,648	$1,668,232

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments, as well as finance, human resources and internal information technology functions.  SG&A was $2,270,648 for the three months ended June 30, 2008 excluding SG&A of $5,918 classified as discontinued operations.  SG&A for the three months ended June 30, 2007 was $1,668,232 and excludes $309,143 of SG&A classified as discontinued operations.  The increase in SG&A for the three months ended June 30, 2008 versus the three months ended June 30, 2007 relates to the SG&A from the businesses acquired and higher legal fees associated with legal defense costs and compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.  We expect to continue to see increases in SG&A in the future related to business acquisitions, legal defense costs and compliance fees associated with being a public company as well as increases in sales, marketing and business development functions to support revenue activities.

Pro forma SG&A for the three months ended June 30, 2007 was $2,478,903 and includes the SG&A incurred by the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the SG&A classified as discontinued operations.  The decrease in SG&A of $208,257, or 9% for the three months ended June 30, 2008 versus the pro forma SG&A for the three months ended June 30, 2007 was primarily due to a reduction in acquisition related expenses and cost reduction actions taken at RBS.

	Six Months Ended June 30,
	2008	2007
Selling, general and administrative expense	$4,621,818	$2,948,465

SG&A was $4,621,818 for the six months ended June 30, 2008 excluding SG&A of $11,560 classified as discontinued operations.  SG&A for the six months ended June 30, 2007 was $2,948,465 and excludes $900,483 of SG&A classified as discontinued operations.  The increase in SG&A for the six months ended June 30, 2008 versus the six months ended June 30, 2007 relates to the SG&A from the businesses acquired and higher legal fees associated with legal defense costs and compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007.  We expect to continue to see increases in SG&A in the future related to business acquisitions, legal defense costs and compliance fees associated with being a public company as well as increases in sales, marketing and business development functions to support revenue activities.

Pro forma SG&A for the six months ended June 30, 2007 was $4,673,732 and includes the SG&A incurred by the RSW and RBS businesses as if they had been acquired on January 1, 2007 and excludes the SG&A classified as discontinued operations.  The decrease in SG&A of $51,914, or 1% for the six months ended June 30, 2008 versus the pro forma SG&A for the six months ended June 30, 2007 was primarily due to a reduction in acquisition related expenses and cost reduction actions taken at RBS.

Product Development Expense

	Three Months Ended June 30,
	2008	2007
Product development expense	$—	$1,262,930

Product development expense for the three months ended June 30, 2008 was $0 versus $1,262,930 for the three months ended June 30, 2007.  The elimination of product development expense is due to a reduction in the operations of the ETG business in its MeterMesh product line.  In addition, approximately $57,322 of product development expense for the three months ended June 30, 2007 was classified as discontinued operations. We expect that due to the reduction in the ETG operations, product development expense will continue to be minimal in future periods.

	Six Months Ended June 30,
	2008	2007
Product development expense	$146,790	$1,600,869

Product development expense for the six months ended June 30, 2008 was $146,790 versus $1,600,869 for the six months ended June 30, 2007.  The reduction of product development expense is due to a reduction in the operations of the ETG business in its MeterMesh product line.  In addition, approximately $301,512 of product development expense for the six months ended June 30, 2007 was classified as discontinued operations. We expect that due to the reduction in the ETG operations, product development expense will continue to be minimal in future periods.

Depreciation and Amortization

	Three Months Ended June 30,
	2008	2007
Depreciation and amortization	$93,435	$5,602
Amortization of intangible assets	183,333	242,483
Total depreciation and amortization	$276,768	$248,085

Depreciation and amortization expense related to property and equipment increased from $5,602 for the three months ended June 30, 2007 to $93,435 for the three months ended June 30, 2008.  Depreciation and amortization expense excludes $5,454 in 2007 classified as discontinued operations. Depreciation and amortization expense from RSW and RBS for the three months ended June 30, 2008 was $93,435.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $183,333 for the three months ended June 30, 2008 versus $242,483 for the three months ended June 30, 2007.  The amortization in the three months ended June 30, 2008 related to the amortization of intangible assets associated with the acquisition of RSW in 2007.  The amortization in the three months ended June 30, 2007 related to the amortization of intangible assets associated with the ETG business that were deemed impaired and written off in 2007.

	Six Months Ended June 30,
	2008	2007
Depreciation and amortization	$181,076	$11,204
Amortization of intangible assets	366,667	485,383
Total depreciation and amortization	$547,743	$496,587

Depreciation and amortization expense related to property and equipment increased from $11,204 for the six months ended June 30, 2007 to $181,076 for the six months ended June 30, 2008.  Depreciation and amortization expense excludes $10,907 in 2007 classified as discontinued operations. Depreciation and amortization expense from RSW and RBS for the six months ended June 30, 2008 was $181,076.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $366,667 for the six months ended June 30, 2008 versus $485,383 for the six months ended June 30, 2007.  The amortization in the six months ended June 30, 2008 related to the amortization of intangible assets associated with the acquisition of RSW in 2007.  The amortization in the six months ended June 30, 2007 related to the amortization of intangible assets associated with the ETG business that were deemed impaired and written off in 2007.

Interest Expense

	Three Months Ended June 30,
	2008	2007
Interest on notes payable	$254,790	$20,272
Fair value of warrants issued with note payable	391,318	—
Amortization of original issue discount of Senior Notes	305,506	—
Total interest expense	$951,614	$20,272

Interest expense increased from $20,272 for the three months ended June 30, 2007 to $951,614 for the three months ended June 30, 2008.  The increase of $931,342 was related to higher levels of average balances of debt outstanding during the three months ended June 30, 2008 versus the three months ended June 30, 2007 and 1,574,444 warrants issued in April 2008 to the Senior Notes holders.

	Six Months Ended June 30,
	2008	2007
Interest on notes payable	$594,519	$57,591
Fair value of warrants issued with note payable	440,846	—
Amortization of original issue discount of Senior Notes	611,012	—
Other	7,116	—
Total interest expense	$1,653,493	$57,591

Interest expense increased from $57,591 for the six months ended June 30, 2007 to $1,653,493 for the six months ended June 30, 2008.  The increase of $1,595,902 was related to higher levels of average balances of debt outstanding during the six months ended June 30, 2008 versus the six months ended June 30, 2007 and 1,574,444 warrants issued in April 2008 to the Senior Notes holders.

Registration Rights Penalty

The Company recognized a penalty of $673,589 for the three months ended June 30, 2008 and $1,347,178 for the six months ended June 30, 2008 for the failure to meet the requirements of the Registration Rights Agreements.  See Liquidity and Capital Resources for a discussion of the Waiver Agreement that we entered into in April 2008.

Provision for Income Taxes

The Company did not recognize a provision for income taxes for the three months ended June 30, 2008 and 2007.

The Company recognized a provision for income taxes of $23,179 for state income taxes associated with RSW and $2,184 within discontinued operations for the six months ended June 30, 2008.  No tax provision was required to be recorded for the six months ended June 30, 2007.

Preferred Stock Dividends

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividends on Series A Shares	$60,480	$56,000	$118,863	$73,797
Dividends on Series B Shares,	40,500	—	91,000	—
Accretion of prepaid dividends	9,917	—	19,834	—
Total preferred stock dividends	$110,897	$56,000	$229,697	$73,797

We accrue dividends on the shares of our Series A Shares and the Series B Shares outstanding with a charge to additional paid in capital.  The dividends are presented as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations. Preferred stock dividends were $110,897 and $56,000 for the three months ended and $229,697 and $73,797 for the six months ended June 30, 2008 and 2007, respectively.

Due to the restrictions of the Senior Notes, we are prevented from paying the dividends in cash.  Dividends on the Series A Shares are payable in additional Series A Shares.  For the three months ended June 30, 2008, we recorded the fair value of $60,480 for the issuance of 60,480 Series A Shares as dividends and for the three months ended June 30, 2007, we recorded the fair value of $56,000 for the issuance of 56,000 Series A Shares as dividends. The increase in fair value is due to the cumulative effect of the Series A Shares. For the six months ended June 30, 2008, we recorded the fair value of $118,863 for the issuance of 118,863 Series A Shares as dividends and for the six months ended June 30, 2007, we recorded the fair value of $73,797 for the issuance of 73,797 Series A Shares as dividends. The Series A Shares were first issued on March 2, 2007, therefore the increase in the fair value is primarily related to the greater number of months outstanding during the six months ended June 30, 2008 versus the six months ended June 30, 2007.

Due to the restrictions of the Senior Notes, in lieu of cash dividends on the Series B Shares we may issue shares of Common Stock to the holders of the Series B Shares.  During the three months ended June 30, 2008 we accrued the fair value of $40,500 for the issuance of 156,935 shares of Common Stock as dividends to holders of the Series B Shares. For the six months ended June 30, 2008 we accrued the fair value of $91,000 for the issuance of 315,098 shares of Common Stock as dividends to holders of the Series B Shares. The Series B Shares were first issued in July 2007, therefore no dividends on the Series B Shares were recorded for the three and six months ended June 30, 2007.  In addition, pursuant to the terms of the Series B Shares, in July 2007 we issued 972,000 shares of Common Stock as prepaid dividends to the holders of the Series B Shares.  The fair value of these prepaid dividends of approximately $119,000 is being accreted ratably over the thirty-six month term of the Series B Shares of which $9,917 was recognized for the three months ended June 30, 2008 and $19,834 for the six months ended June 30, 2008.

Cash Flows Used In Operating Activities

At June 30, 2008, we had cash and cash equivalents of approximately $521,000, negative working capital of approximately $13.9 million and stockholders’ deficit of approximately $13.5 million. Cash and cash equivalents during the first six months of 2008 decreased approximately $216,000.  During the six months ended June 30, 2008, cash used in operating activities was approximately $657,000 representing a net loss of approximately $5.4 million. This loss was partially offset by non-cash charges of approximately $548,000 for depreciation and amortization, approximately $575,000 related to stock based compensation expenses, approximately $441,000 for Common Stock warrants issued on notes payable as interest, approximately $611,000 in non-cash interest expense associated with the amortization of discount on the Senior Notes, approximately $8,000 relating to a provision for returns, allowances and bad debts and an increase to cash associated with approximately $2.6 million change in net operating assets and liabilities.

During the six months ended June 30, 2007, cash used in operating activities was approximately $2.8 million representing a net loss of approximately $5.4 million partially offset by non-cash charges of approximately $507,000 for depreciation and amortization, approximately $68,000 related to stock based compensation expenses and payment of expenses with common stock and an increase to cash associated with approximately $2 million change in net operating assets and liabilities.

Cash Flows Used In Investing Activities

Cash flows used in investing activities was approximately $174,000 during the six months ended June 30, 2008. Approximately $19,000 was expended to acquire property and equipment and $155,000 was an additional recognition of goodwill associated with the acquisition of RSW for retention bonuses earned by certain RSW key employees.  Cash flows used in investing activities in the first half of 2007 of approximately $446,000 includes approximately $46,000 of purchases of property and equipment and approximately $400,000 to acquire the Riptide public shell in the March 2, 2007 merger transaction.

Cash Flows From Financing Activities

Cash flows from financing activities during the first half of 2008 were approximately $615,000.  Proceeds from the pending issuance of preferred stock for the Related Party were $565,000 and net proceeds from short term notes payable were $50,000.  Approximately $5,000 of payments were made on capital leases.

Cash flows from financing activities during the six months ended June 30, 2007 were approximately $2.9 million.  The Company received approximately $2.6 million, net of cash transaction costs, from the issuance of 2,800,000 the Series A Shares, $400,000 in proceeds from the pending issuance of Series B preferred stock and $100,000 from short term borrowings. In addition, the Company repaid approximately $146,000 of notes payable and $5,000 of capital leases.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At June 30, 2008, we had cash and cash equivalents of approximately $521,000, negative working capital of approximately $13.9 million, a stockholders’ deficit of approximately $13.5 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three and six months ended June 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at June 30, 2008, we are in technical default of our senior debt agreements and the subsequent waiver agreement.

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

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $420,000 of liabilities were settled in the second quarter of 2008 with funds provided by the Related Party. In addition, the Related Party provided the Company with $200,000 for operations.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company's inability to make the requested payment is not known at the time of this filing.

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

Contractual Obligations

A summary of the Company’s contractual obligations at June 30, 2008 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$12,935,147	$7,372,222	$5,562,925	$—	$—

Capital lease obligations	33,926	9,463	21,792	2,671	—

Operating lease obligations (2)	1,765,299	513,184	836,174	415,941	—

Purchase obligations	—	—	—	—	—

Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP:
Preferred stock dividends (3)	318,140	318,140	—	—	—
Totals	$15,052,512	$8,213,009	$6,420,891	$418,612	$—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The interest rate on our Senior Notes is prime rate plus 4 percentage points and therefore varies with changes in the prime rate. During the six months ended June 30, 2008 the changes in the prime rates were

January 1, 2008	7.25%
January 22, 2008	6.50%
January 30, 2008	6.00%
March 18, 2008	5.25%
April 30, 2008	5.00%

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2008.  As a result, additional deductive procedures, primarily financial statement and account analysis, were performed by the chief financial officer and the Company’s accounting personnel, to assure that the preparation of the financial statements including the balance sheet, the results of operations, the statement of cash flow, and the statement of stockholders’ (deficit) equity and the notes thereto were presented in accordance with GAAP and the reporting requirements of the SEC.  No new material weaknesses were identified beyond those reported in the Registrant’s Annual Report on Form 10-KSB.  In addition, the material weaknesses, reported in the Registrant’s Annual Report on Form 10-KSB are being addressed and remediation actions are being developed.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Upon the acquisition of RBS on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. RBS responded to the demand letter citing the fact that all of the work on that contract was ordered, approved, and accepted for by the US Navy project and contract managers. When DFAS did not respond, RBS filed suit for injunctive relief in the United States District Court in Alexandria, Virginia in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 1:07 cv 234 (U.S. Dist. Ct., E.D.Va., 2007).  That Court denied the injunction on jurisdictional grounds, and RBS appealed the case to the United States Court of Appeals for the Fourth Circuit in a case styled Bravera, Inc. v. U.S. Dept. of Defense, Case No. 07-1258 (4th Cir. Ct., 2007). In the interim, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest.  Effective June 12, 2008, RBS and DFAS entered into a written Settlement Agreement requiring, among other things, RBS to pay the Department of Treasury the sum of $265,000 on or before September 30, 2008, without interest, penalties or attorney’s fees. On or about June 18, 2008, the appeal before the Fourth Circuit was dismissed, with prejudice. A liability of approximately $1,000,000 has been recorded at June 30, 2008 representing the full amount of the US Treasury Department demand letter in the event RBS lacks the liquidity to make the agreed payment on September 30, 2008.

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

The foregoing lawsuits filed by or against Watson or related entities in South Carolina, New York and Virginia are referred to herein as the “Watson Litigation.” The Company denies all claims made in the Watson Litigation and planned on vigorously defending these actions.

On July 10, 2008 and again on July 29, 2008, the parties in the Watson Litigation appeared before a U.S. Magistrate Judge in the U.S. District Court for the Southern District of New York for the purpose of mediating a global settlement of the Watson Litigation. A binding and enforceable settlement was reached but had not been consummated as of August 15, 2008. The settlement obligates Riptide to escrow the sum of $275,000 for certain tax liabilities that Watson is obligated to resolve. The settlement also requires

Riptide to pay Watson the sum of $175,000 upon Watson’s performance of certain terms of the settlement, which terms had not been performed as of August 15, 2008. That is the extent of Riptide financial responsibilities to Watson. All other claims will be dismissed, with prejudice. Due to the uncertainty of the consummation of the settlement, Riptide has not reduced the liabilities related to Watson as of June 30, 2008 which were approximately $1.1 million.

On February 8, 2008, National Business Search, Inc., a Florida corporation, Plaintiff, filed a Summons and Complaint against Shea Development Corp., a Nevada corporation, Riptide Software, Inc., a Florida corporation, Philip Loeffel, and Barry Clinger, Defendants, in the Circuit Court of the Sixth Judicial Circuit In and For Pinellas County, Florida.  Plaintiff seeks, in the main, damages in the amount of $315,000 pursuant to an engagement agreement allegedly entitling Plaintiff to a brokerage commission.  The Company paid the Plaintiff $50,000 of the $315,000 on October 31, 2007 and has accrued the remaining $265,000 at June 30, 2008. On July 11, 2008, a settlement was reached with the Plaintiff and as of August 8, 2008 all required payments have been made to the Plaintiff.

On March 8, 2008 a notice of charge of discrimination under Title VII of the Civil Rights Act was received from the Human Affairs Commission, State of South Carolina, with a charge of discrimination by a former employee with RTWW Business Services Inc. (f/k/a Bravera, Inc). The matter was referred by the South Carolina Human Affairs Commission to the United States Equal Opportunity Commission (“EEOC”). Counsel representing RTWW Business Services Inc. has submitted a position statement and the requested documents to the EEOC.  On July 29, 2008, the EEOC issues its letter determination stating that it was unable to conclude any Civil Rights Act violations. The Company continues to deny the charge and will vigorously defend the claim filed by Conley in federal court.

On or about June 4, 2008, Conley filed a demand for arbitration before the American Arbitration Association (“AAA”) seeking damages in an unspecified amount for alleged breach of her employment agreement with Bravera, for alleged violations of South Carolina’s Wages Act, and for alleged Civil Rights Act violations. The Company denies all claims and will vigorously defend the demand for arbitration.

On May 21, 2008, a lawsuit was filed against Riptide styled Mark Hulsizer and Jon Boaz (the “Plaintiffs) v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc. (the “Defendant”), in the 141st Judicial District of Tarrant County, Texas, Cause No. 141-230461-08, removed and restyled as Mark Hulsizer and Jon Boaz v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc., in the U.S. District Court for the Northern District of Texas, Fort Worth Division, Action No. 4:08-cv-408-4 (collectively, the “Litigation”) in which Plaintiffs allege, among other things, that Defendant breached Employment Agreement contracts entered into individually between each Plaintiff and Defendant. The Company denies the claims and has entered into settlement discussions with the Plaintiffs.  On August 15, 2008, the Company reached a settlement with Mark Hulsizer and Jon Boaz. The settlement requires the Company to pay Mr. Hulsizer and Mr. Boaz one and one-half months of their formally monthly salary and three months of health insurance over a three month period.

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

We have received a report from our independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At June 30, 2008, we had cash and cash equivalents of approximately $521,000, negative working capital of approximately $13.9 million, a stockholders’ deficit of approximately $13.5 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three and six months ended June 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at June 30, 2008, we are in technical default of our senior debt agreements and the subsequent waiver agreement.

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

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $420,000 of liabilities were settled in the second quarter of 2008 with funds provided by the Related Party. In addition, the Related Party provided the Company with $200,000 for operations.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company’s inability to make the requested payment is not known at the time of this filing.

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

For the year ended December 31, 2007, we derived approximately 37% of our revenues from commercial customers and 63% from federal, state and local government agencies.  Contracts with the US Army represents approximately 33% of our total 2007 revenue, contracts with Marriott Vacation International provided approximately 32% of our total 2007 revenue and a contract with the Federal Emergency Management Agency (“FEMA”) provided approximately 10% of our total revenue.  The United States Army accounted for 51% and 46%, Marriott Vacation Club International accounted for 26% and 28% and two other customers accounted for 14% of total revenues for the three and six months ended June 30, 2008, respectively.  All other customers accounted for less than 5% of revenue on an individual basis for the three and six months ended June 30, 2008 and no customer accounted for greater than 5% of total revenue for the three and six months June 30, 2007.  Overall, the U.S. government related revenues accounted for 66% and 64% of the Company’s total revenues for the three and six months ended June 30, 2008, respectively.  This concentration makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

For the year ended December 31, 2007, approximately 63% our revenue was derived from customers in federal, state and local government agencies and 64% for the six months ended June 30, 2008. These public sector customers are subject to budget cycles often dictated by politics, law or regulation. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications, termination for convenience clauses and government audits.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced recurring operating losses in the three and six months ended June 30, 2008 and the years ended the years ended December 31, 2007 and 2006 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $10 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc. Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations. In April 2008 we received a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance acquisitions; but as of August 15, 2008 only approximately $565,000 of funds had been received from this commitment.  There can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

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

At June 30, 2008, we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and the subsequent Waiver Agreement. The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  In addition, we must also file a registration statement to register the shares under the Registration Rights agreements.  As a result of the technical defaults, the Company is subject to cash penalties of approximately $2.2 million at June 30, 2008.

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

A SIGNIFICANT PORTION OF OUR STOCK IS CONTROLLED BY FOUR STOCKHOLDERS WHO COULD SELL SHARES AND SUBSTANTIALLY INFLUENCE THE PRICE OF OUR STOCK

As of August 15, 2008, the investment management groups, Centrecourt Asset Management, RENN Capital Group, Lewis Asset Management, and Bridgepointe Master Fund Ltd., through entities controlled by these management groups, own large blocks of Riptide Common Stock and our convertible securities including, Series A Preferred Stock, Series B Preferred Stock and common stock warrants.  Collectively these management groups beneficially own approximately 70% of the Riptide Common Stock.  Beneficial ownership is computed according to Rule 13d-3 of the Securities Exchange Act as of August 15, 2008.  Any sale by one or all of these stockholders, in large blocks of Riptide Common Stock or the conversion and sale of the shares of Riptide Common Stock underlying the convertible securities could depress our stock price or significantly increase the volatility of our stock price.  Further, any such large sale may result in a change in our control of the company.

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

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC, an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  We would be required to issue a new series of preferred stock in return for the invested funds.  As of June 30, 2008, approximately $420,000 of liabilities had been settled by funds provided by the Related Party and the Related Party provided the Company $200,000 for operations for which shares of stock are expected to be issued.  In addition, there can be no assurance that any additional funds may be invested by the Related Party beyond amounts already received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2008 the Registrant issued 428,567 unregistered shares of Common Stock in lieu of cash dividends to holders of Series B Shares.  No proceeds were received.

Item 3. Defaults Upon Senior Securities

The Registrant has not made any of the required principal or interest payments since January 1, 2008 to the holders of the Senior Notes and as a result the Registrant is in technical default of the terms of the Senior Notes.  Payments of principal and interest are due monthly beginning January 1, 2008.  Unpaid payments at March 31, 2008 were approximately $722,000 of principal payments and approximately $422,873 of interest payments.  On April 18, 2008, The Registrant entered into a Waiver Agreement with the holders of the Senior Note.  The Waiver Agreement calls for the repayment of approximately $7.2 million face value of the notes payable and interest payable of approximately $1,346,000 in several installments to be fully paid on or before June 30, 2008.  In addition, the Registrant will issue warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  No payments have been made under the Waiver Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the entity controlled by the Registrant’s CEO Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. The effect of the Company’s inability to make the requested payment is not known at the time of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On August 15, 2008, the Company accepted the resignation of Philip Loeffel as President of Riptide Worldwide, Inc. The Board decided to reposition Mr. Loeffel’s responsibilities to allow him to focus on the continual growth of the Riptide Software business. Mr. Loeffel remains a member of the Board of Riptide Worldwide, Inc.

Item 6. Exhibits .

A.    The following exhibits are included with this Form 10-Q filing.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Rule 13a -14(a)/15d — 14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2008	RIPTIDE WORLDWIDE, INC. Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman, CEO and Chief Accounting Officer