Form 10-Q
period 2008-09-30
Riptide Worldwide, Inc.
filed 2008-11-19
CIK 1343101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,050,484 as of November 18, 2008.

Riptide Worldwide, Inc.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,068,219	$737,216
Accounts receivable, net of allowance for doubtful accounts of $416,505 at September 30, 2008 and $754,184 at December 31, 2007	2,253,391	3,087,082
Prepaid expenses and other current assets	293,425	418,111
Total current assets	3,615,035	4,242,409

Property and equipment, net of accumulated depreciation of $477,670 at September 30, 2008 and $238,767 at December 31, 2007 and impairment of $193,996 at September 30, 2008 and $104,012 at December 31, 2007	64,807	353,837
Goodwill, net of impairment	3,639,491	3,511,155
Other intangible assets, net of accumulated amortization of $3,064,533 at September 30, 2008 and $2,514,532 at December 31, 2007 and impairment of $1,408,502 at September 30, 2008 and December 31, 2007	3,863,889	4,413,889
Other assets	649,009	669,033
TOTAL ASSETS	$11,832,231	$13,190,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of notes payable and capital lease obligations	$5,192,222	$4,223,998
Accounts payable and accrued expenses	12,522,523	9,421,960
Income taxes payable	734,818	709,455
Deferred revenue	48,395	398,098
Total current liabilities	18,497,958	14,753,511

Long-term subordinated notes payable and capital lease obligations	5,584,901	5,594,069

Mandatory Redeemable Series B Convertible Preferred Stock	2,348,994	2,018,922
Preferred dividends payable in shares of common stock	13,500	56,057
Preferred dividends payable in shares of Series A Preferred Stock	365,120	185,807

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A 8% convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,800	2,800
Common stock, $.001 par value per share; 800,000,000 shares authorized; 61,766,731 and 60,855,441 shares issued and outstanding at September 30, 2008 and December 31, 2007;	61,767	60,855
Pending issuance of Series C preferred stock	565,000	—
Additional paid-in capital	16,007,557	15,310,204
Accumulated deficit	(31,615,366)	(24,791,902)
Total stockholders’ (deficit) equity	(14,978,242)	(9,418,043)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$11,832,231	$13,190,323

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Professional services fees	$4,592,221	$2,909,205	$12,268,093	$2,907,905

Cost of revenue
Professional services	3,412,094	2,138,006	8,730,763	2,140,006
Gross Profit	1,180,127	771,199	3,537,330	767,899

Operating Expenses
Selling, general and administrative expenses	1,624,906	2,616,858	6,046,203	5,565,323
Product development expense	—	538,974	147,191	2,136,542
Depreciation and amortization	210,880	438,191	704,632	934,779
Total operating expenses	1,835,785	3,594,023	6,898,026	8,636,644
Operating loss	(655,659)	(2,822,824)	(3,360,696)	(7,868,745)

Interest income	1,907	4,131	10,035	4,929
Interest expense	(612,045)	(658,763)	(2,265,538)	(715,919)
Other income	—	—	1,250	—
Registration rights penalty	(826,970)	—	(2,174,148)	—
Loss from continuing operations before income taxes	(2,092,766)	(3,477,456)	(7,789,097)	(8,579,735)
Provision for income taxes	—	—	23,179	—
Loss from continuing operations	(2,092,766)	(3,477,456)	(7,812,276)	(8,579,735)
Income (loss) from discontinued operations, net of income taxes	716,073	(4,157,195)	988,812	(4,419,646)
Net income (loss)	(1,376,693)	(7,634,651)	(6,823,464)	(12,999,381)
Less preferred stock dividend	(110,897)	(75,514)	(330,593)	(149,311)
Net income (loss) applicable to common stockholders	$(1,487,590)	$(7,710,165)	$(7,154,057)	$(13,148,692)

Basic and diluted earnings (loss) per share
Loss from continuing operations applicable to common stockholders	$(0.04)	$(0.07)	$(0.13)	$(0.27)
Earnings (loss) from discontinued operations	0.01	(0.08)	0.01	(0.14)
Net income (loss) applicable to common stockholders	$(0.03)	$(0.15)	$(0.12)	$(0.41)

Basic and diluted weighted average of common shares outstanding	61,509,633	51,320,308	61,270,027	32,241,669

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS SEPTEMBER 30, 2008 AND 2007

	(Unaudited) Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,823,464)	$(12,999,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	235,619	54,134
Amortization of other intangible assets	550,000	880,645
Gain from sale of intellectual property	—	(1,000,000)
Impairment charge	89,984	4,292,533
Stock-based compensation expense	724,247	431,440
Provision for bad debt	8,048	57,949
Amortization of discount on Senior Notes recorded as interest expense	916,519	346,278
Common stock warrants issued in lieu of cash for interest on note payable	440,846	11,500
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures
Accounts receivable	825,642	(190,136)
Inventory	—	74,453
Prepaid expenses and other assets	144,710	3,208
Accounts payable and accrued expenses	3,125,926	4,044,704
Deferred revenue	(349,703)	(251,406)
NET CASH USED IN OPERATING ACTIVITIES	(111,626)	(4,244,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,572)	(95,934)
Acquisition of Riptide Software, Inc.	(128,337)	(4,652,314)
Acquisition of Bravera, Inc.	—	(1,779,966)
Proceeds from sale of intellectual property	—	1,000,000
Fee for purchasing public shell for reverse merger	—	(400,000)
NET CASH USED IN INVESTING ACTIVITIES	(164,909)	(5,928,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A preferred stock	—	2,556,111
Net proceeds from issuance of Series B preferred stock	—	3.137.500
Net proceeds from issuance of notes payable	—	5,940,000
Proceeds from the pending issuance of preferred stock	565,000	—
Proceeds from the conversion of warrants into common stock	—	73,970
Proceeds from short term borrowings	200,000	100,000
Payments on capital lease obligations	(7,462)	(8,144)
Payments on notes payable	(150,000)	(525,336)
NET CASH PROVIDED BY FINANCING ACTIVITIES	607,538	11,274,101
Net change in cash and cash equivalents	331,003	1,101,808
Cash and cash equivalents at beginning of year	737,216	404,209
Cash and cash equivalents at end of quarter	$1,068,219	$1,506,017

The accompanying notes are an integral part of these consolidated financial statements.

RIPTIDE WORLDWIDE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS continued

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Supplemental cash flow information:
Interest paid	$15,000	$74,539
Income taxes paid	$—	$—
Non-cash financing items:
Series A preferred dividends accrued and payable in shares of Series A Preferred Stock	$179,323	$129,797
Fair value of common shares and warrants issued with Series B preferred stock, net of accretion	$330,072	$1,228,602
Conversion of accrued preferred dividends into shares of common stock	$121,500	$301,875
Fair value of common shares and warrants issued with Senior Notes	—	2,383,855
Shares issued for acquisition of interest in master distributorship	—	18,750
Payment of notes payable with shares of common stock	$—	$395,588

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

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. The accompanying financial statements reflect all adjustments and disclosures which in the opinion of management are necessary for fair presentation of interim financial statements. These statements should be read together with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 on file with the Commission.

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

The Information Intellect subsidiary had developed, marketed and licensed a line of enterprise asset management software solutions to companies in the utility industry.  On August 17, 2007, Information Intellect and Riptide sold its software intellectual property rights to PowerPlan Consultants, Inc., for cash proceeds of $1,000,000.  Subsequent to the sale, Information Intellect withdrew from the market and closed its office in Marietta, Georgia.  The results of operations of the Information Intellect software business are reflected as discontinued operations in the Riptide Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007.  The agreement and transaction are discussed in NOTE D – DISCONTINUED OPERATIONS to the Consolidated Financial Statements.

Riptide was incorporated in the State of Nevada on February 18, 2005. Since the merger on March 2, 2007, the Company has been expanding its products and transitioning its business into a business process management solutions company. The Company plans to continue this transition through strategic acquisitions and in July 2007, the Company completed the acquisition of RSW and RBS.  RSW provides custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military Command, Control and Communications Centers.  RSW’s enterprise software products and services provide customers with a wide array of options to make the product their own through a customizable configuration process. RBS provided document management services for the Federal Emergency Management Agency (FEMA). In August 2008, RBS was notified by FEMA that its contract would be terminated at September 30, 2008. Due to the loss of the FEMA contract, RBS ceased operations on October 1, 2008. The results of operations of RBS are reflected as discontinued operations in the Riptide Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007.  See NOTE D – DISCONTINUED OPERATIONS to the Consolidated Financial Statements.

Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect, located in Fort Worth, Texas provided software and automated metering solutions, under the MeterMesh brand name, for the reading of electric, gas and water meters through a mesh network of radio devices that collect and transmit data to the utility company.  Information Intellect and ETG had merged in September 2005 but had operated the businesses as separate business units.  In March 2008, Riptide reduced the ETG workforce and operations to a minimal level due to slow demand for the ETG products and services.  On March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000.  These royalties are payable to ETG as I-Sys sells the MeterMesh software and hardware to its end user customers.  At the point that I-Sys has paid $750,000 of royalties to ETG, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  As of November 18, 2008, I-Sys has not made any royalty payments to Riptide.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and made offers of employment to some of the MeterMesh personnel.  As a result of this transaction, the operations of ETG were reduced to a minimal level to support the transition of the MeterMesh operations to I-Sys, Inc.

Liquidity and Plan of Operations

The Company has received a report from its independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern.  At September 30, 2008, the Company had cash and cash equivalents of approximately $1,068,000, negative working capital of approximately $14.9 million, stockholders’ deficit of approximately $15 million and total liabilities exceeded total assets.  The Company has experienced recurring operating losses for the three and nine months ended September 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at September 30, 2008, the Company was in technical default of its senior debt agreements.

Historically, the Company has had access to sources of additional funds including cash proceeds of $2.8 million, before transaction costs, received from an equity offering in March 2007 and approximately $10 million of cash proceeds, before transaction costs, raised in July 2007 from a debt and equity offering to fund the acquisitions of RSW and RBS.  As a growing technology business with a strategy of growth by acquisition, the Company continues to require new investment from existing and new sources of capital.  At September 30, 2008, the Company had a commitment to acquire CRI Advantage, Inc. (“CRI) pending the raising of up to approximately $4 million in funds to finance the acquisitions.

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC (“Matrix”), an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  As of September 30, 2008, approximately $365,000 of liabilities had been settled by funds provided by the Related Party and the Related Party had contributed $200,000 to the Company to fund operations. In October 2008, Matrix paid the Senior Note holders $750,000 and settled $250,000 of liabilities on the behalf of the Company.

As of April 18, 2008 the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008.  In addition, the Company issued warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. On October 30, 2008, Matrix paid the Senior Notes holders $750,000 on the behalf of the Company.

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

Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. The Company’s consolidated financial statements at December 31, 2007 and at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. See NOTE G – STOCK OPTIONS AND WARRANTS for further details.

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

Net Loss per Common Share

The Company reports net income (loss) to common stockholders per share in accordance with SFAS No. 128, Earnings per Share.  Basic and diluted net loss per common share are computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding during the year. For the three months ended September 30, 2008 and 2007, the weighted average shares outstanding were 61,509,633 and 51,320,308. For the nine months ended September 30, 2008 and 2007, the weighted average shares outstanding were 61,270,027 and 32,241,669. The dilutive effect of the conversion of warrants, the convertible preferred stock and the convertible notes payable was excluded from the earnings per share calculation because they are anti-dilutive due to the Company being in a net loss position.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value.

Cash and Cash Equivalents

At September 30, 2008 and December 31, 2007, cash and cash equivalents consisted of monies held in checking and money market accounts. The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are generally uncollateralized and are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provided for estimated uncollectible amounts through a charge to expense and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts were written off through a charge to the valuation allowance and a credit to accounts receivable. In addition, the Company maintains an allowance for returns, payment discounts, and other allowances based on historical returns and payment discounts and allowances that may be offered to customers from time-to-time or as incentive to make payments to the Company sooner than the customer’s contractual payment terms. Returns, payment discounts and other adjustments are charged to the allowance when incurred. The Company provides for returns, discounts and other allowances as a reduction of revenue and a credit to the valuation allowance. The allowance for doubtful accounts, returns and allowances was approximately $417,000 and $754,000 at September 30, 2008 and December 31, 2007, respectively. This reduction was due to offsetting a receivable acquired with the acquisition of RBS against the allowance. This receivable was fully reserved at the time of the acquisition

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable and exceeds its fair value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If conditions would indicate that an asset might be impaired, the Company would have estimated the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment, if any, would have been measured by the amount by which the asset exceeds its fair value typically represented by quoted market values or, when and if available, the future discounted cash flow associated with the asset.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as required and adoption did not have a significant impact on the Company’s results of operations, financial condition and liquidity.

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

NOTE B – CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained at a bank, and at times throughout the year, the Company’s bank account balances exceeded the $100,000 FDIC insured limit.  Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debt. The United States Army accounted for 66% and 56%, Marriott Vacation Club International accounted for 18% and 26% and two other customers accounted for 7% and 8% of total revenues for the three and nine months ended September 30, 2008, respectively.  All other customers accounted for less than 5% of revenue on an individual basis for the three and nine months ended September 30, 2008 and the United States Army accounted for 38%, Marriott Vacation Club International accounted for 35% and Lockheed Martin accounted for 12% of total revenues of total revenue for the three and nine months September 30, 2007.  Overall, the U.S. government related revenues accounted for 73% and 66% of the Company’s total revenues for the three and nine months ended September 30, 2008, respectively.  This concentration makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.  The following customers accounted for greater than 10% of total accounts receivable at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Marriott Vacation Club International	$457,978	$1,046,684
United States Army	606,022	734,238
Raytheon Technical Services Co.	414,209	283,156

NOTE C - ACQUISITIONS

In July 2007, the Company acquired RSW and RBS. Since RBS operations have been discontinued, the following table represents the pro forma statement of operations of Riptide assuming that the acquisition of RSW occurred at the beginning of 2007.

(Unaudited) Nine Months Ended September 30, 2007
Revenues	$9,718,029

Cost of revenue	6,774,010
Gross Profit	2,944,019

Operating Expenses
Selling, general and administrative expenses	6,479,363
Product development expense	2,136,542
Depreciation and amortization	1,350,972
Total operating expenses	9,966,877
Operating loss	(7,022,858)

Interest income	8,316
Interest expense	(1,975,543)
Loss from continuing operations before income taxes	(8,990,085)
Provision for income taxes	413,420
Net loss from continuing operations	(9,403,505)
Net (loss) from discontinued operations, net of income taxes	(4,419,647)
Net (loss)	(13,823,152)
Less preferred stock dividend	(210,797)
Net (loss) applicable to common stockholders	$(14,033,949)

Pending Acquisition of CRI Advantage, Inc.

On November 7, 2007, Riptide and its wholly-owned subsidiary Shea Development Acquisition No. 4 Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger with CRI Advantage, Inc. (“CRI”) pursuant to which the Company will acquire all of the outstanding stock of CRI in a cash and stock transaction. The acquisition will be accomplished by the merger of Merger Sub into CRI, with CRI surviving the merger as a wholly-owned subsidiary of the Company. The aggregate purchase price is payable in 5,900,000 shares of the Company’s common stock and $3,500,000 in cash before transaction costs primarily consisting of legal, accounting and advisory fees. At closing, $350,000 and 1,500,000 shares of Company common stock will be placed in escrow pending CRI achieving profitability goals during the year ending December 31, 2008. In addition, the Company expects to assume estimated CRI debt and other liabilities of approximately $2,300,000 at closing. The closing of the merger is subject to customary closing conditions including the raising of the $3,500,000 in cash through a debt and/or equity financing transaction.  On November 21, 2007, Riptide advanced CRI $180,000.  This advance is classified within Other Current Assets on the Balance Sheet. Due to the delay in obtaining the necessary funds to close this transaction, both Riptide and CRI have agreed to review and adjust the terms of this acquisition based on current market conditions when Riptide obtains the necessary funds to finalize the acquisition. There can be no assurance that Riptide can raise the necessary funds.

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

This transaction, based on SFAS No. 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the quarter ended September 30, 2007. As a result, the Company has reflected the results of operations of its legacy utility software applications business for the three and nine months ended September 30, 2008 and 2007 as discontinued operations. Reported revenues for these periods no longer include any revenue or expense from the legacy utility software applications business. The results from the discontinued legacy utility software applications business are reported as loss from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The components of the income (loss) from discontinued operations, net of income tax, are presented below:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Professional services fees	$—	$210,887	$—	$944,966
Software license fees	—	—	—	150,000
Customer support contract services fees	62,381	108,347	324,656	626,605
Total revenue	62,381	319,234	324,656	1,721,571

Cost of revenue	168
Professional and customer support services	52,031	168,459	204,460	619,910
Gross profit	10,350	150,775	120,195	1,101,661

Operating expenses
Selling, general and administrative expenses	4,787	535,174	16,346	1,436,092
Product development expense	—	28,523	—	330,035
Depreciation and amortization	—	5,454	—	16,361
Total operating expenses	4,787	569,151	16,346	1,782,488

Income (loss) from discontinued operations before other income	5,563	(418,376)	103,849	(680,827)
Other income, sale of intellectual properties	—	1,000,000	—	1,000,000
Income (loss) from discontinued operations before income taxes	5,563	581,624	103,849	319,173
Provision for income taxes	—	—	(2,184)	—
Income from discontinued operations	$5,563	$581,624	$101,665	$308,700

The Company completed the acquisition of RBS in July 2007. RBS provided document management services for the Federal Emergency Management Agency (FEMA). In August 2008, RBS was notified by FEMA that its contract would be terminated at September 30, 2008. Due to the loss of the FEMA contract, RBS ceased operations on October 1, 2008. The closure of this business and the disposal of the assets met the criteria of SFAS No. 144, Impairments of Long-Lived Assets and Discontinued Operations and the results of operations of RBS are reflected as discontinued operations in the Riptide Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007.

Upon the acquisition of RBS on July 16, 2007, the Company’s subsidiary, RBS, assumed the responsibility to negotiate a contingent liability related to a demand letter from the Defense Finance and Accounting Service (“DFAS”) seeking a refund of approximately $747,000 for alleged “overpayments” on a US Navy contract performed by RBS during the years ended December 31, 2006 and 2005. In November 2007, RBS received a payment demand letter from the US Treasury Department for approximately $1,000,000 representing the alleged overpayment amount of approximately $747,000 plus accrued interest. In 2007, RBS recorded a liability of $999,666 due to demand letter from the US Treasury Department, with the offset being to goodwill that was impaired in 2007. In 2008, the Company and DFAS reached a settlement requiring RBS to pay the US Treasury Department the sum of $265,000. The reduction in the liability of $734,666 was treated as a reduction to the impairment of goodwill in 2008.

The components of the income (loss) from discontinued operations, net of income tax of RBS, are presented below:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue	$381,882	$410,633	$1,159,033	$410,633

Cost of revenue	153,685	231,632168	500,089	231,632

Gross profit	228,197	179,001	658,944	179,001

Operating expenses
Selling, general and administrative expenses	135,372	651,034	335,493	651,034
Product development expense	—	55,320	—	55,320
Depreciation and amortization	26,995	10,742	80,986	10,742
Impairment (reduction of impairment) of goodwill and other long-lived assets	(644,682)	4,200,724	(644,682)	4,200,724
Total operating expenses	(482,315)	4,917,820	(228,203)	4,917,820

Income (loss) from discontinued operations before income taxes	710,512	(4,738,819)	887,147	(4,738,819)
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations	$710,512	$(4,738,819)	$887,147	$(4,738,819)

NOTE E —ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2008 and at December 31, 2007, accounts payable and accrued liabilities consisted of:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts payable	$3,631,939	$3,014,404
Acquisition related transactions fees payable	1,465,006	1,491,256
Accrued liability for customer disputes	265,000	999,666
Accrued RBS purchase price payable	700,000	700,000
Accrued payroll and benefits	625,445	763,895
Accrued severance	62,069	109,017
Accrued registration rights penalty	3,003,148	829,000
Accrued interest expense	1,290,535	425,694
Accrued RSW earn-out and retention bonuses	609,587	455,000
Accrued federal and state payroll taxes payable	272,367	272,367
Other accrued liabilities	597,427	361,661
Total accounts payable and accrued liabilities	$12,522,523	$9,421,960

NOTE F – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Short-Term Notes Payable

At March 31, 2008, the Company had $200,000 of short term notes payable to three stockholders, one note payable for $50,000 dated March 13, 2008 with a cash interest payment of $5,000 and two notes payable dated March 26, 2008, each for $75,000, and each with a cash interest payment of $7,500.  The notes payable were due upon the receipt of either sufficient funds received from accounts receivable collections or newly invested capital.  The two $75,000 notes payable plus accrued interest were paid in full in April 2008 with funds provided by the Related Party. The $50,000 note payable remains outstanding as of September 30, 2008. Warrants to acquire 200,000 shares of Common Stock with a five year term and an exercise price of $0.01 per share were also issued to these stockholders pro rata to the principal of each note.  The fair value of the warrants of $49,528 was charged to interest expense.

Long Term Notes Payable and Capital Lease Obligations

Notes payable and capital lease obligations consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Senior Notes	$5,032,759	$4,116,240
Seller Notes	5,000,000	5,000,000
Notes payable to stockholders and officers	624,365	574,365
8% note payable	88,560	88,560
Capital lease obligations	31,439	38,902
Totals notes payable and capital lease obligations	10,777,123	9,818,067
Less: Current maturities	5,192,222	4,223,998
Long-term portion of notes payable and capital lease obligations	$5,584,901	$5,594,069

Senior Notes

On July 13, 2007, Riptide entered into a Securities Purchase Agreement (the “Agreement”) to issue (i) senior secured notes at a discount (the “Senior Notes”) in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of Riptide common stock and (iii) warrants to purchase 3,500,000 shares of Riptide common stock in return for $6,500,000 of cash proceeds after a 10% debt discount but before transaction costs. The warrants have a term of five years and an exercise price of $0.01 per share. Riptide was required to use the proceeds from the Senior Notes to pay, in one or more payments, the cash portions of purchase price, plus related transaction costs, for the acquisitions of RSW and RBS.  The Senior Notes accrue interest at the prime rate as published from time-to-time in the Wall Street Journal (5% at September 30, 2008) plus 4 percent.

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

On April 18, 2008, the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008.  In addition, the Company issued warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. On October 30, 2008, Matrix paid the Senior Notes holders $750,000 on the behalf of the Company.

The Company must also file a registration statement to register the shares under the Registration Rights agreements.  In addition, the Company is subject to cash penalties of approximately $3 million at September 30, 2008 for failure to meet the requirements of the Registration Rights Agreements.

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

The following table represents the carrying value of the Senior Notes.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Face value of the Senior Notes	$7,222,222	$7,222,222
Original note discount	(722,222)	(722,222)
Transaction fees	(560,000)	(560,000)
Fair value of common stock and warrants issued in conjunction with the issuance of the Senior Notes	(2,383,855)	(2,383,855)
Amortization of note discount, transaction fees and fair value of common stock and warrants issued recorded as interest expense	1,476,614	560,095
Total Senior Notes payable	5,032,759	4,116,240
Less current maturities	5,032,759	4,116,240
Long-term Senior Notes payable	$—	$—

Seller Notes

In connection with the Riptide Software acquisition, a Riptide subsidiary issued $5,000,000 face amount of convertible subordinated notes to the former shareholders of Riptide Software (the “Seller Notes”) as payment of a portion of the acquisition consideration. $2,080,269 is due to an employee of Riptide Software who is also a director and stockholder of the Company. The balance of $2,919,731 is due to six employees of Riptide Software, five are employees of Riptide Software and are stockholders of the Company. The Seller Notes are convertible into shares of Riptide common stock at a conversion price of $1.00 per share. The Seller Notes have a term of three years with aggregate principal payments, subject to the subordination requirements of the Senior Notes, of $2,000,000 on July 13, 2008, $2,000,000 on July 13, 2009 and $1,000,000 on July 13, 2010. The Seller Notes are subordinated to the Senior Notes that prohibit cash payments of the Seller Notes until the Senior Notes have been paid in full. Interest accrues at the prime rate as published from time-to-time in the Wall Street Journal, (5% per annum on June 30, 2008) and is payable on each anniversary date of the note in shares of common stock. The number of shares of common stock is computed by dividing the accrued interest by the conversion rate of one share for each $1.00 of accrued interest.  In addition, income tax payments made by Riptide for income earned by Riptide prior to the acquisition and as a result of Internal Revenue Service mandated migration from cash to accrual accounting methods will be reimbursed by the former shareholders through a reduction in principal payments.  As of December 31, 2007, Riptide has recorded a liability of approximately $646,000 for income taxes relating to Riptide Software’s pre-acquisition income.  Riptide recorded the offset of this liability as an Other Asset.  Cash payments under the Seller Notes are restricted pursuant to a subordination agreement executed in connection with the issuance of the Senior Notes described above.

Notes Payable to Stockholders and Officers

At September 30, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated March 20, 2003 and originally due September 1, 2010, with a remaining principal amount outstanding $146,494 bearing interest at 9% per annum. Accrued interest payable was $20,203 at September 30, 2008 and $9,508 at December 31, 2007.  Payments of $5,050 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At September 30, 2008 and December 31, 2007, the Company had a note payable to a stockholder dated February 2, 2005 and originally due September 1, 2010, with a remaining principal amount outstanding of $189,000 bearing interest at 8% per annum.  Accrued interest payable was $ 20,466 at September 30, 2008 and $10,413 at December 31, 2007.  Payments of $6,236 were due monthly however pursuant to the July 2007 subordination agreement, no principal or interest payments may be made to this note holder until a July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

At September 30, 2008 and December 31, 2007, the Company had a $100,000 convertible promissory note payable to a stockholder dated October 17, 2007 with a maturity date of January 17, 2008. The note bears no interest prior to the maturity date and 18% per annum after the maturity date.  Accrued interest payable was $12,822 at September 30, 2008. The note payable, principal and accrued interest payable is convertible into shares of Series B Preferred Stock at the option of the holder.  As of September 30, 2008 the holder of the note payable had not exercised the conversion and the note payable principal amount plus accrued interest remained outstanding.  Approximately 112,800 shares of Series B Preferred Stock would be issuable had the note payable and accrued interest at September 30, 2008 been converted. On October 24, 2008, the Company received a demand letter from the stockholder dated October 17, 2008. The letter demanded payment in full by October 24, 2008. This payment was not made by the Company.

At September 30, 2008 and December 31, 2007, the Company had recorded a non-interest bearing advance of $50,000 due to Bravera Shareholder that was assumed as part of the acquisition of RBS.

At September 30, 2008 and December 31, 2007, the Company had a note payable to an officer and director dated September 28, 2005 and originally due March 1, 2010, with a remaining principal amount outstanding of $88,871 bearing interest at 6% per annum.  Accrued interest payable was $6,213 at September 30, 2008 and $2,222 at December 31, 2007.  Payments of $8,333 were due monthly however pursuant to the July 2007 subordination agreement no principal or interest payments may be made to this note holder until the senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Other Note Payable

At September 30, 2008 and December 31, 2007, the Company had a note payable due to a financial institution dated September 28, 2005, and originally due September 1, 2010, with a remaining principal amount outstanding of $88,560 bearing interest at 8% per annum. Accrued interest payable was $10.236 at September 30, 2008 and $4,923 at December 31, 2007.  Payments of $3,089 were due monthly however pursuant to a July 2007 subordination agreement no principal or interest payments may be made to this note holder until the July 2007 senior note holders are paid in full, and then the Company has 14 days to pay this note holder in full.

Capital Lease Obligations

During the year ended December 31, 2006, the Company acquired $49,750 of equipment under long-term leases. The future minimum lease payments under capital leases at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Total minimum lease payments	$47,098	$65,230
Less amounts representing interest and taxes	15,659	25,328
Present value of net minimum lease payments	31,439	38,902
Current maturities of capital leases obligations	9,463	7,758
Long-term capital leases obligations	$21,976	$31,144

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

The Company decided to not file its 2007 income tax returns due to the Company not having adequate cash resources to pay the income taxes due. The Company plans to file its returns and pay all related income taxes, penalties and interest when it receives additional funding. The Company believes that the income taxes payable liability as of September 30, 2008 of $734,817 is sufficient to cover the taxes due and any penalties and interest that may be assessed. There can be no assurance that the Company will receive additional funding.

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

Stock Option Activity

Stock option, restricted shares and other equity incentive awards may be granted under the 2007 Stock Option and Performance Awards Plan (the “Plan”). The following table shows the activity of the awards granted, exercised or cancelled during the nine months ended September 30, 2008:

	Number of Stock Options and Awards Under the Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007:	6,268,578	$0.40	9.89
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	273,250	$0.40	9.59
Outstanding at September 30, 2008:	5,995,328	$0.40	8.03	$0.00
Vested and expected to vest at September 30, 2008	5,019,435	$0.40	9.14	$0.00
Options and awards exercisable at September 30, 2008	1,000,000	$0.40	1.0	$0.00

As part of the termination agreement with the Company’s former chief financial officer, his stock options became fully vested as of June 30, 2008. This accelerated vesting resulted in an additional $235,759 charge to stock compensation in the quarter ended June 30, 2008.  No other stock options had vested at June 30, 2008 or September 30, 2008.  Stock Options expected to vest is estimated by reducing the aggregate amount of unvested options outstanding at September 30, 2008 by the expected forfeiture rate.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Riptide’s common stock for options issued under the Plan that were “in-the-money” at September 30, 2008.  No stock options were in-the-money at September 30, 2008.

In addition to the stock options awarded under the Plan, an award for 2,000,000 restricted shares of common stock was outstanding at September 30, 2008.  The restricted shares vest 1,000,000 shares on December 20, 2008 and 1,000,000 shares on December 20, 2009.  The fair value of this grant was determined to be $498,431 of which $62,304 and $186,912 was charged to stock compensation expense in the three and nine months ended September 30, 2008.

At September 30, 2008, the aggregate number of shares reserved for future awards under the plan was 1,504,672.

The following table details stock-based compensation expense included in the consolidated statement of operations.

	For the Nine Months Ended September 30,
	2008	2007
Stock compensation expense charged to:
Cost of revenue	$101,005	$—
Selling, general and administrative expense	618,542	387,697
Discontinued operations	4,700	43,743
Impact on net loss to common stockholders	$724,247	$431,440
Impact on net loss per share to common stockholders basic and diluted	$0.01	$0.01

As of September 30, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to unvested stock options and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.45 years.

Valuation Assumptions

The Company calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rates	1.35%	4.62%
Expected lives	5 years	5.75 years
Dividend yield	0%	0%
Expected volatility	165%	77%
Weighted-average volatility	165%	77%

The Company was privately held prior to March 2, 2007, and had no active trading market for its common stock. Therefore the Company’s computation of expected volatility for the nine months ended September 30, 2007 was based on the volatility of a publicly-traded competitor adjusted for a risk premium due to the restrictive nature and the illiquidity of the Company’s stock.  The Company’s computation of expected life was determined based on the guidance provided in Staff Accounting Bulletin No. 107. The interest rate for the periods within the contractual life of the award is based on the risk free rate in effect at the time of the grant.

Stock Warrant Activity

Warrants for 1,774,444 shares of Common Stock were issued during the nine months ended September 30, 2008. The following table summarizes the stock warrant activity for the nine months ended September 30, 2008.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007:	15,587,500	$0.49	3.68
Issued	1,774,444	$0.01	4.61
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at September 30, 2008:	17,361,944	$0.48	3.78

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

Mandatory Redeemable Preferred Stock

The Company has 3,600,000 shares of Series B Shares, par value par share of $0.001, issued and outstanding at September 30, 2008.  The Series B preferred stock is mandatorily redeemable three years from the date of issuance and, as a result, is classified outside of stockholders’ equity on the balance sheet. The Series B preferred stock may be converted at any time into an aggregate of 7,200,000 shares of common stock, representing a conversion price of $0.50 per share. The Series B preferred stock accrues dividends monthly at a rate of 4.5% per annum payable quarterly in cash or shares of Common Stock subject to the restrictions of the Senior Notes.  In addition, the holders of the Series B Shares received 972,000 shares of common stock at closing representing a prepaid dividend as defined in the Series B Preferred Stock Purchase Agreements. The fair value of the prepaid dividend is being accreted to the carrying value of the Series B Shares and to preferred dividends presented in the statement of operations over the three year term of the Series B Shares. The Series B Shares are subject to registration rights agreements for which the Company is in default.

The following table represents the carrying value of the Series B Shares:

Stated value of the Series B Shares	$3,600,000
Reduced by:
Transaction fees payable in cash	(462,500)
Fair value of prepaid dividend and warrants issued in conjunction with the issuance of the Series B preferred stock	(1,320,289)
Accretion of fair value of prepaid dividends and warrants	201,711
Carrying value of Series B Shares at December 31, 2007	2,018,922
Accretion of fair value of prepaid dividends and warrants for the nine months ended September 30, 2008	330,072
Carrying value of Series B Shares at September 30, 2008	$2,348,994

Preferred Stock

The Company has 2,800,000 shares of Series A Shares, par value per share of $.001, issued and outstanding at September 30, 2008. The Series A Shares accrue dividends at a rate of 8% per annum and is payable in Series A Shares for the first year outstanding and payable in cash thereafter, subject to the dividend restrictions of the Senior Notes. The Series A Shares are classified as part of Stockholders’ Equity and are subject to registration rights agreements for which the Company is in default.

Common Stock

At September 30, 2008, the Company has authorized 800,000,000 shares of common stock, par value $0.001, (the “Common Stock”) of which 61,766,731 are issued and outstanding.  During the nine months ended September 30, 2008, 911,290 shares of Common Stock were issued to the holders of the Series B Shares as dividends in lieu of cash pursuant to the restrictions of the Senior Notes.  The fair value of the Common Stock issued as dividends on the Series B Shares are presented as preferred dividends in determining Net Loss to Common Shareholders in the consolidated statement of operations.

NOTE J – RELATED PARTY TRANSACTIONS

At September 30, 2008 and at December 31, 2007, the Company has an accrued liability of approximately $700,000 representing the remaining acquisition consideration amount due to the Bravera Shareholder or entities controlled by the Bravera Shareholder. The payments would be made in a subsequent closing which has not occurred. In addition, a liability is recorded for $130,000 representing an advance of funds made by the Bravera Shareholder following the acquisition. Settlement of these liabilities is subject to the outcome of litigation.

The Company has entered into a lease agreement for office space in Oviedo, Florida. The lease is an operating lease, the base term of which expires on November 1, 2012. This office building is owned by an entity controlled by two employees of the Company, one of which is a director of the Company.  The Company expensed approximately $246,478 as rent related to this facility in the nine months ended September 30, 2008.

In 2007, the Company entered into a software development agreement with Saama Technologies, Inc. (“Saama”), a company that participated in the March 2007, Series A Shares transaction.  At September 30, 2008 and at December 31, 2007 a liability to Saama of approximately $952,000 is recorded in accounts payable on the Balance Sheet. In June 2008, Saama filed an Arbitration Action, Case No. 74117Y0058708VIAM (hereafter “Action”), with the American Arbitration Association in San Francisco, California seeking $988,441 against Riptide for breach of a certain Master Services Agreement dated March 2, 2007 by and between Saama and Riptide (formerly known as Shea Development Corp.) and Information Intellect, Inc. (a wholly owned Riptide subsidiary). On November 7, 2008, the Company entered into a Settlement Agreement with Saama. The Company agreed to pay Saama $1,075,980 in six equal monthly payments of $179,330 starting December 1, 2008. In addition, a former member of the Company’s board of directors, who resigned on September 5, 2008, received a consulting fee of $7,500 per month from the Company, is also a director of Saama.

On October 17, 2007, a stockholder of the Company loaned the Company $100,000 pursuant to the terms of a convertible promissory note.  This note gives the stockholder certain conversion rights at the Company’s next financing.  The note had a maturity date of January 17, 2008.  The note bears no interest prior to the maturity date and 18% per annum after the maturity date and $12,822 was expensed during the nine months ended September 30, 2008.  The Company used the proceeds from this note to advance CaminoSoft $100,000. The Company wrote-off the advance to CaminoSoft as of June 30, 2008 after receiving notification that CaminoSoft had terminated the merger agreement. The stockholder is also a shareholder of CaminoSoft. At September 30, 2008, this note had not been converted by the holder and was outstanding. On October 24, 2008, the Company received a demand letter from the stockholder dated October 17, 2008. The letter demanded payment in full by October 24, 2008. This payment was not made by the Company.

In the first quarter of 2008, the Company had a cash advance outstanding and due from the Chairman and CEO of the Company for approximately $16,000 for business related travel and other expenses. This cash advance was still outstanding as of September 30, 2008.

On April 4, 2008, the Company received a non-binding commitment from Matrix Holdings, LLC (“Matrix”), an entity controlled by Riptide’s CEO to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  In the second quarter of 2008, Matrix paid approximately $365,000 of Riptide’s liabilities and provided the Company with $200,000 for operating needs in anticipation of receiving shares of preferred stock from a new series of preferred stock expected to be authorized and issued in the fourth quarter of 2008. In October 2008, Matrix paid the Senior Note holders $750,000 and settled $250,000 of liabilities on the behalf of the Company.

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

On July 11, 2008, a settlement was reached with National Business Search, Inc., a Florida corporation. SEE NOTE K – LITIGATION. Philip Loeffel, a director of the Company, paid $119,375 of the settlement amount. The Company has recorded this payment as an accrued liability to a director.

NOTE K – LITIGATION

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

On July 10, 2008 and again on July 29, 2008, the parties in the Watson Litigation appeared before a U.S. Magistrate Judge in the U.S. District Court for the Southern District of New York for the purpose of mediating a global settlement of the Watson Litigation. A binding and enforceable settlement was reached but had not been consummated as of August 11, 2008. The settlement obligates Riptide to escrow the sum of $275,000 for certain tax liabilities that Watson is obligated to resolve. The settlement also requires Riptide to pay Watson the sum of $175,000 upon Watson’s performance of certain terms of the settlement, which terms had not been performed as of August 11, 2008. That is the extent of Riptide financial responsibilities to Watson. All Watson Litigation will be dismissed, with prejudice. Thereafter, a dispute arose between the parties about the proper interpretation of the settlement. Both parties filed motions and the matter is still pending before the Court. Due to the uncertainty about the consummation of the settlement, Riptide has not reduced the liabilities related to Watson as of September 30, 2008 which are approximately $1.2 million.

On or about June 4, 2008, Elizabeth Anne Conley filed a demand for arbitration before the American Arbitration Association (“AAA”) seeking damages in an unspecified amount for alleged breach of her employment agreement with Bravera, for alleged violations of South Carolina’s Wages Act, and for alleged Civil Rights Act violations. The matter has been set for trial in March 2009. The Company denies all claims and will vigorously defend the demand for arbitration.

On May 21, 2008, a lawsuit was filed against Riptide styled Mark Hulsizer and Jon Boaz (the “Plaintiffs) v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc. (the “Defendant”), in the 141st Judicial District of Tarrant County, Texas, Cause No. 141-230461-08, removed and restyled as Mark Hulsizer and Jon Boaz v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc., in the U.S. District Court for the Northern District of Texas, Fort Worth Division, Action No. 4:08-cv-408-4 (collectively, the “Litigation”) in which Plaintiffs allege, among other things, that Defendant breached Employment Agreement contracts entered into individually between each Plaintiff and Defendant. The Company denies the claims and has entered into settlement discussions with the Plaintiffs. On August 15, 2008, the Company reached a settlement with Mark Hulsizer and Jon Boaz. The settlement requires the Company to pay Mr. Hulsizer and Mr. Boaz one and one-half months of their former monthly salary and three months of health insurance over a three month period. As of September 30, 2008, one monthly payment was still due. As of October 31, 2008, all required payments were made to Mr. Hulsizer and Mr. Boaz.

In June 2008, Saama filed an Arbitration Action, Case No. 74117Y0058708VIAM (hereafter “Action”), with the American Arbitration Association in San Francisco, California seeking $988,441 against Riptide for breach of a certain Master Services Agreement dated March 2, 2007 by and between Saama and Riptide (formerly known as Shea Development Corp.) and Information Intellect, Inc. (a wholly owned Riptide subsidiary). On November 7, 2008, the Company entered into a Settlement Agreement with Saama. The Company agreed to pay Saama $1,075,980 in six equal monthly payments of $179,330 starting December 1, 2008.

On or about June 10, 2008, a lawsuit styled, Subhash Chander and Sarita Khatri v. Riptide Worldwide, Inc. f/k/a Shea Development Corp., Index No. 601741, was filed in the Supreme Court of the State of New York alleging breach of an agreement to purchase the plaintiffs’ stock in WOW Global Corporation, LLC. The plaintiffs seek $300,000 in damages for their transaction costs, plus attorney’s fees and expenses.  Riptide has filed an Answer denying any and all liability and contending that plaintiffs breached the agreement due to material adverse changes in the company’s financial performance. No trial date has been set, but Riptide will vigorously defend the lawsuit.

 NOTE L – SUBSEQUENT EVENT

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC (“Matrix”), an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  As of September 30, 2008, approximately $365,000 of liabilities had been settled by funds provided by the Related Party and the Related Party had contributed $200,000 to the Company to fund operations. In October 2008, Matrix paid the Senior Note holders $750,000 and settled $250,000 of liabilities on the behalf of the Company.

In June 2008, Saama filed an Arbitration Action, Case No. 74117Y0058708VIAM (hereafter “Action”), with the American Arbitration Association in San Francisco, California seeking $988,441 against Riptide for breach of a certain Master Services Agreement dated March 2, 2007 by and between Saama and Riptide (formerly known as Shea Development Corp.) and Information Intellect, Inc. (a wholly owned Riptide subsidiary). On November 7, 2008, the Company entered into a Settlement Agreement with Saama. The Company agreed to pay Saama $1,075,980 in six equal monthly payments of $179,330 starting December 1, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis should be read in conjunction with the Registrant’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 and the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission.  Capitalized terms used in this Management’s Discussion and Analysis are defined in the Registrant’s notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

The other business unit is Energy Technology Group (“ETG”), a wholly owned subsidiary of Information Intellect and does business under the name MeterMesh.  MeterMesh has a line of products that automates the collection of electric, gas and water meter usage data at the source for billing, load management and control purposes. Due to slow demand for the MeterMesh products and services, in March 2008, Riptide reduced the ETG workforce and operations to a minimal level and on March 18, 2008, ETG entered into an exclusive technology licensing agreement with I-Sys, Inc. (“I-Sys”) pertaining to the MeterMesh technology.  The technology licensing agreement provides for I-Sys to pay royalties to Riptide up to a maximum of $1,700,000 and payable as I-Sys sells MeterMesh products and services during the two year term of the technology licensing agreement.  At the point that I-Sys has paid $750,000 of royalties to Riptide, then ownership of the MeterMesh intellectual property may transfer to I-Sys.  I-Sys also assumed responsibility for the existing operations of the MeterMesh group including managing and supporting existing distributor relationships, existing customers and MeterMesh personnel.  This business is expected to receive a royalty stream and to maintain the intellectual property until it can be transferred to I-Sys.  Therefore the results of operations for this business unit do not qualify for classification as discontinued operations. As of November 15, 2008, the Company has not received any royalty payments from I-Sys.

On July 16, 2007, Riptide entered into agreements for a senior debt financing and a Series B Preferred Stock offering raising approximately $10 million of cash, before transaction costs, to consummate the acquisitions of two private companies, RSW, a custom software programming and information technology services company located in Orlando, Florida and RBS, a document scanning services business with operations in Reston, Virginia.  Our results of operations include the revenue and operating expenses of RSW from July 16, 2007 the date of acquisition through December 31, 2007 and for the three and nine months ended September 30, 2008. On September 30, 2008, the operations of RBS were closed. Therefore, the results of operations of RBS have been excluded from the results of continuing operations and are presented as discontinued operations from July 16, 2007 the date of acquisition through December 31, 2007 and for the three and nine months ended September 30, 2008.

Our strategy to grow the business through acquisitions continued when in November 2007, we announced that we entered into a definitive agreement to acquire CRI Advantage, Inc. located in Boise, Idaho (“CRI”). CRI is an information technology consulting and managed services firm with a core focus in the government and commercial industries.  The closing of the CRI transactions are subject to Riptide raising funds through a debt and/or equity financing.  At September 30, 2008 this transaction had not closed. Therefore, the results of operations of CRI have not been included in our results of operations for the three and nine months ended September 30, 2008 and 2007.

Revenue

	Three Months Ended September 30,
	2008	2007
Revenue from
Professional services fees	$4,592,221	$2,909,205

Revenue for the three months ended September 30, 2008 was $4,592,221 and consists of services revenue of RSW and excludes $62,381 of revenue from the Information Intellect legacy utility industry software business related to unexpired customer support services contracts classified as discontinued operations and also excludes $381,882 of revenues from RBS which were primarily revenues for scanning services perform for FEMA that are classified as discontinued operations.   The company had $2,909,205 for the three months ended September 30, 2007 after excluding $319,234 of revenue from the Information Intellect legacy utility industry software business representing revenue from software licensing fees and customer support contract services classified to discontinued operations and $410,633 from RBS also classified as discontinued operations. Revenue consists of fees earned from providing professional services including custom programming services, information technology services and fees earned from staff augmentation services. The increase in revenue of $1,683,016 or 58% is due to the revenue generated by the RSW business which was acquired July 16, 2007 and an increase in professional services performed for the U.S. Army.

	Nine Months Ended September 30,
	2008	2007
Revenue from
Professional services fees	$12,268,093	$2,907,905

Revenue for the nine months ended September 30, 2008 was $12,268,093 and consists of services revenue of RSW and excludes $324,656 of revenue from the Information Intellect legacy utility industry software business related to unexpired customer support services contracts classified as discontinued operations and $1,159,033 of revenues from RBS which were primarily revenues for scanning services perform for FEMA that are also classified as discontinued operations. .  The company had revenues $2,907,905 for the nine months ended September 30, 2007 after excluding $1,721,571 of revenue from the Information Intellect legacy utility industry software business representing revenue from software licensing fees and customer support contract services classified to discontinued operations and $410,633 of revenue from RBS which were primarily revenues for scanning services perform for FEMA also classified as discontinued operations. Revenue consists of fees earned from providing professional services including custom programming services, information technology services and fees earned from staff augmentation services. The increase in revenue of $9,360,188 or 322% is due to the revenue generated by the RSW business which was acquired in July 2007 and an increase in professional services performed for the U.S. Army.

Our revenue is primarily derived from customers based in the United States.  Revenue from the US federal, state and local government agencies accounted for 73% and 66% of our total revenues for the three and nine months ended September 30, 2008.  Approximately 90% and 90% of total revenue for the three and nine months ended September 30, 2008 was derived from four customers. The United States Army accounted for 66% and 56%, Marriott Vacation Club International accounted for 18% and 26% and two other customers accounted for 7% and 8% of total revenues, respectively for the three and nine months ended September 30, 2008.  All other customers accounted for less than 5% of revenue on an individual basis for the three and nine months ended September 30, 2008.

Pro forma revenue for the nine months ended September 30, 2007 was $9,718,029 and includes revenue from the RSW business as if it had been acquired on January 1, 2007 and excludes revenue classified as discontinued.  The increase in revenue for the nine months ended September 30, 2008 versus the pro forma revenue for the nine months ended September 30, 2007 was primarily due to increased RSW contract services revenue.

Cost of Revenue

	Three Months Ended September 30,
	2008	2007
Cost of revenue
Professional services costs	$3,412,094	$2,138,006

Cost of revenue primarily consists of the costs of our professional engineers and technical consultants assigned to customer contracts and include their salaries, benefits, direct and indirect overhead costs and specific project direct costs of the contracts.  Cost of revenue for the three months ended September 30, 2008 was $3,412,094 and excludes $52,031 of professional and customer support services costs from our Information Intellect legacy utility industry asset management software business classified as discontinued operations and $153,685 in RBS salaries, benefits, contractors, direct and indirect overhead cost associated with supporting the FEMA contract also classified as discontinued operations. The Company had $2,138,006 of cost of revenue for the three months ended September 30, 2007 after excluding $168,459 of professional and customer support services costs related to our Information Intellect legacy utility industry asset management software business classified as discontinued operations and $231,632 in RBS salaries, benefits, contractors, direct and indirect overhead cost associated with supporting the FEMA contract also classified as discontinued operations.  The increase in cost of revenue is due to the acquisition of the RSW businesses on July 16, 2007 and higher revenues..

	Nine Months Ended September 30,
	2008	2007
Cost of revenue
Professional services costs	$8,730,763	$2,140,006

Cost of revenue for the nine months ended September 30, 2008 was $8,703,763 and excludes $204,460 of professional and customer support services costs from our Information Intellect legacy utility industry asset management software business classified as discontinued operations$500,089 in RBS salaries, benefits, contractors, direct and indirect overhead cost associated with supporting the FEMA contract also classified as discontinued operations.. The Company had cost of revenue of $2,140,006 for the nine months ended September 30, 2007 after excluding $619,910 of professional and customer support services costs related to our Information Intellect legacy utility industry asset management software business classified as discontinued operations and $231,632 in RBS salaries, benefits, contractors, direct and indirect overhead cost associated with supporting the FEMA contract also classified as discontinued operations.  The increase in cost of revenue is due to the acquisition of the RSW business on July 16, 2007.

We expect to see increases in cost of revenue in the future as we add new service contracts and offer new product offerings across all of our businesses.  We expect that cost of revenue to vary with increases or decreases in contract services revenue.

Pro forma cost of revenue for the nine months ended September 30, 2007 was $6,774,010 and includes the cost of revenue from the RSW business as if it had been acquired on January 1, 2007 and excludes the cost of revenue classified as discontinued operations.  The increase in the cost of revenue for the nine months ended September 30, 2008 versus the pro forma cost of revenue for the nine months ended September 30, 2007 was primarily due to an increase in RSW revenues and increase in the use of third party contractors in the RSW operations.

Gross Margin

	Three Months Ended September 30,
	2008	2007
Revenue	$4,592,221	$2,909,205
Cost of revenue	3,412,094	2,138,006
Gross margin	$1,180,127	$771,199
Gross margin %	26%	27%

	Nine Months Ended September30,
	2008	2007
Revenue	$12,268,093	$2,907,905
Cost of revenue	8,730,763	2,140,006
Gross margin	$3,537,330	$767,899
Gross margin %	29%	26%

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

Pro forma gross margin for the nine months ended September 30, 2007 was $2,944,019 or 30% and includes the gross margin derived from the revenue and cost of revenue generated from the RSW business as if it had been acquired on January 1, 2007 and excludes the revenue and cost of revenue classified as discontinued operations.  The increase in the gross margin of $593,311 for the nine months ended September 30, 2008 versus the pro forma gross margin for the nine months ended September 30, 2007 was primarily due to increased revenues.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2008	2007
Selling, general and administrative expense	$1,624,906	$2,616,858

Selling, general and administrative expense (“SG&A”) includes the expenses of our sales, marketing and business development departments, as well as finance, human resources and internal information technology functions.  SG&A was $1,624,906 for the three months ended September 30, 2008 excluding SG&A of $4,787 from our Information Intellect legacy utility industry asset management software business and $135,372 from our RBS business classified as discontinued operations.  SG&A for the three months ended September 30, 2007 was $2,616,858 and excludes $535,174 of SG&A from our Information Intellect legacy utility industry asset management software business and $651,034 from our RBS business classified as discontinued operations.  The decrease in SG&A for the three months ended September 30, 2008 versus the three months ended September 30, 2007 relates to the decrease in payroll and related costs associated with cost reductions actions taken by management at the corporate level and reductions taken at its Meter Mesh business

	Nine Months Ended September 30,
	2008	2007
Selling, general and administrative expense	$6,046,203	$5,565,323

SG&A was $6,046,203 for the nine months ended September 30, 2008 excluding SG&A of $16,346 of SG&A from our Information Intellect legacy utility industry asset management software business and $651,034 from our RBS business classified as discontinued operations. .  SG&A for the nine months ended September 30, 2007 was $5,565,323 and excludes $1,436,092 of SG&A from our Information Intellect legacy utility industry asset management software business and $651,034 from our RBS business classified as discontinued operations.   The increase in SG&A for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 relates to the SG&A from the businesses acquired and higher legal fees associated with legal defense costs and compliance expenses (filing fees, legal and accounting fees) with respect to becoming a public operating company in March 2007. These increases were partially offset by decreases in payroll and related costs associated with cost reductions actions taken by management at the corporate level and reductions taken at its ETG business.

Pro forma SG&A for the nine months ended September 30, 2007 was $6,479,363 and includes the SG&A incurred by the RSW business as if it had been acquired on January 1, 2007 and excludes the SG&A classified as discontinued operations.  The decrease in SG&A of $433,160, or 7% for the nine months ended September 30, 2008 versus the pro forma SG&A for the nine months ended September 30, 2007 was primarily due to a reduction in acquisition related expenses and cost reduction actions taken at the ETG business and the corporate level.

Product Development Expense

	Three Months Ended September 30,
	2008	2007
Product development expense	$—	$538,974

Product development expense for the three months ended September 30, 2008 was $0 versus $1,262,930 for the three months ended September 30, 2007.  The elimination of product development expense is due to a reduction in the operations of the ETG business in its MeterMesh product line.  In addition, approximately $28,523 of product development expense from our Information Intellect legacy utility industry asset management software business and $55,320 from our RBS business for the three months ended September 30, 2007 was classified as discontinued operations. We expect that due to the reduction in the ETG operations, product development expense will continue to be minimal in future periods.

	Nine Months Ended September 30,
	2008	2007
Product development expense	$147,191	$2,136,542

Product development expense for the nine months ended September, 2008 was $147,191 versus $2,136,542 for the nine months ended September 30, 2007.  The reduction of product development expense is due to a reduction in the operations of the ETG business in its MeterMesh product line.  In addition, approximately $330,035 of product development expense from our Information Intellect legacy utility industry asset management software business and $55,320 from our RBS business for the nine months ended September 30, 2007 was classified as discontinued operations. We expect that due to the reduction in the ETG operations, product development expense will continue to be minimal in future periods.

Depreciation and Amortization

	Three Months Ended September 30,
	2008	2007
Depreciation and amortization	$27,547	$42,930
Amortization of intangible assets	183,333	395,261
Total depreciation and amortization	$210,880	$438,191

Depreciation and amortization expense related to property and equipment decreased from $42,930 for the three months ended September 30, 2007 to $27,547 for the three months ended September 30, 2008. Depreciation and amortization expense excludes $26,995 from our RBS business for the three months ended September 30, 2008 classified as discontinued operations.  Depreciation and amortization expense excludes $5,454 from our Information Intellect legacy utility industry asset management software business and $10,743 from our RBS business for the three months ended September 30, 2007 classified as discontinued operations.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $183,333 for the three months ended September 30, 2008 versus $395,261 for the three months ended September 30, 2007.  The amortization in the three months ended September 30, 2008 related to the amortization of intangible assets associated with the acquisition of RSW in 2007.  The amortization in the three months ended September 30, 2007 included $242,483 of amortization related to the intangible assets associated with the ETG business that were deemed impaired and written off in 2007.

	Nine Months Ended September 30,
	2008	2007
Depreciation and amortization	$154,632	$54,134
Amortization of intangible assets	550,000	880,645
Total depreciation and amortization	$704,632	$934,779

Depreciation and amortization expense related to property and equipment increased from $54,134 for the nine months ended September 30, 2007 to $154,632 for the nine months ended September 30, 2008.  Depreciation and amortization expense excludes $80,986 from our RBS business for the nine months ended September 30, 2008 classified as discontinued operations.  Depreciation and amortization expense excludes $16,361 from our Information Intellect legacy utility industry asset management software business and $10,742 from our RBS business for the nine months ended September 30, 2007 classified as discontinued operations.

Amortization expense associated with the fair value intangible assets acquired in business acquisitions was $550,000 for the nine months ended September 30, 2008 versus $880,645 for the nine months ended September 30, 2007.  The amortization in the nine months ended September 30, 2008 related to the amortization of intangible assets associated with the acquisition of RSW in 2007.  The amortization in the nine months ended September 30, 2007 included $727,867 of amortization related to the intangible assets associated with the ETG business that were deemed impaired and written off in 2007.

Interest Expense

	Three Months Ended September 30,
	2008	2007
Interest on notes payable	$306,539	$312,485
Amortization of original issue discount of Senior Notes	305,506	346,278
Total interest expense	$612,045	$658,763

Interest expense decreased from $658,763 for the three months ended September 30, 2007 to $612,045 for the three months ended September 30, 2008.  The decrease of $46,718 was related to the decrease in the prime lending rate.

	Nine Months Ended September 30,
	2008	2007
Interest on notes payable	$892,597	$369,641
Fair value of warrants issued with note payable	440,846	—
Amortization of original issue discount of Senior Notes	916,518	346,278
Other	15,577	—
Total interest expense	$2,265,538	$715,919

Interest expense increased from $715,919 for the nine months ended September 30, 2007 to $2,265,538 for the nine months ended September 30, 2008.  The increase of $1,549,619 was related to higher levels of average balances of debt outstanding during the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 and 1,574,444 warrants issued in April 2008 to the Senior Notes holders.

Registration Rights Penalty

The Company recognized a penalty of $826,970 for the three months ended September 30, 2008 and $2,174,148 for the nine months ended September 30, 2008 for the failure to meet the requirements of the Registration Rights Agreements.  See Liquidity and Capital Resources for a discussion of the Waiver Agreement that we entered into in April 2008.

Provision for Income Taxes

The Company did not recognize a provision for income taxes for the three months ended September 30, 2008 and 2007.

The Company recognized a provision for income taxes of $23,179 for state income taxes associated with RSW and $2,184 within discontinued operations for the nine months ended September 30, 2008.  No tax provision was required to be recorded for the nine months ended September 30, 2007.

Preferred Stock Dividends

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividends on Series A Shares	$60,480	$56,000	$179,343	$129,797
Dividends on Series B Shares,	40,500	11,250	121,500	11,250
Accretion of prepaid dividends	9,917	8,264	29,750	8,264
Total preferred stock dividends	$110,897	$75,514	$330,593	$149,311

We accrue dividends on the shares of our Series A Shares and the Series B Shares outstanding with a charge to additional paid in capital.  The dividends are presented as a reduction to net income or an increase to net loss to arrive at net income (loss) to common shareholders in the Consolidated Statements of Operations. Preferred stock dividends were $110,898 and $75,514 for the three months ended and $330,595 and $149,311 for nine months ended September 30, 2008 and 2007, respectively.

Due to the restrictions of the Senior Notes, we are prevented from paying the dividends in cash.  Dividends on the Series A Shares are payable in additional Series A Shares.  For the three months ended September 30, 2008, we recorded $60,480 for the issuance of 60,480 Series A Shares as dividends and for the three months ended September 30, 2007, we recorded $56,000 for the issuance of 56,000 Series A Shares as dividends. The increase in the amount is due to the cumulative effect of the Series A Shares. For the nine months ended September 30, 2008, we recorded $179,343 for the issuance of 179,343 Series A Shares as dividends and for the nine months ended September 30, 2007, we recorded $129,797 for the issuance of 129,797 Series A Shares as dividends. The Series A Shares were first issued on March 2, 2007, therefore the increase in the amount is primarily related to the greater number of months outstanding during the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.

Due to the restrictions of the Senior Notes, in lieu of cash dividends on the Series B Shares we may issue shares of Common Stock to the holders of the Series B Shares.  During the three months ended September 30, 2008 we accrued the fair value of $40,500 for the issuance of 643,618 shares of Common Stock as dividends to holders of the Series B Shares. For the nine months ended September 30, 2008 we accrued the fair value of $121,500 for the issuance of 958,716 shares of Common Stock as dividends to holders of the Series B Shares. The Series B Shares were first issued in July 2007, $11,250 was accrued for dividends on the Series B Shares were recorded for the three and nine months ended September 30, 2007.  In addition, pursuant to the terms of the Series B Shares, in July 2007 we issued 972,000 shares of Common Stock as prepaid dividends to the holders of the Series B Shares.  The fair value of these prepaid dividends of approximately $119,000 is being accreted ratably over the thirty-six month term of the Series B Shares of which $9,917 and $8,264 was recognized for the three months ended September 30, 2008 and 2007, respectively and $29,750 and $8,264 for the nine months ended September 30, 2008 and 2007, respectively.

Cash Flows Used In Operating Activities

At September 30, 2008, we had cash and cash equivalents of approximately $1,068,000, negative working capital of approximately $14.9 million and stockholders’ deficit of approximately $15 million. Cash and cash equivalents during the first nine months of 2008 increased approximately $331,000.  During the nine months ended September 30, 2008, cash used in operating activities was approximately $112,000 representing a net loss of approximately $6.8 million. This loss was partially offset by non-cash charges of approximately $786,000 for depreciation and amortization,  an impairment charge of approximately $90,000 relating to the write-off of the RBS assets, approximately $724,000 related to stock based compensation expenses, approximately $441,000 for Common Stock warrants issued on notes payable as interest, approximately $917,000 in non-cash interest expense associated with the amortization of discount on the Senior Notes, approximately $8,000 relating to a provision for returns, allowances and bad debts and an increase to cash associated with approximately $3.7 million change in net operating assets and liabilities.

During the nine months ended September 30, 2007, cash used in operating activities was approximately $4.2 million representing a net loss of approximately $13 million which included a gain of the sale of Information Intellect’s intellectual property. This net loss was partially offset by non-cash charges of approximately $935,000 for depreciation and amortization, impairment charges of approximately $4.3 million, approximately $443,000 related to stock based compensation expenses and payment of expenses with common stock, approximately $346,000 in non-cash interest expense associated with the amortization of discount on the Senior Notes, approximately $58,000 relating to a provision for returns, allowances and bad debts and an increase to cash associated with approximately $3.7 million change in net operating assets and liabilities.

Cash Flows Used In Investing Activities

Cash flows used in investing activities was approximately $165,000 during the nine months ended September 30, 2008. Approximately $37,000 was expended to acquire property and equipment and $128,000 was an additional recognition of goodwill associated with the acquisition of RSW for retention bonuses earned by certain RSW key employees.  Cash flows used in investing activities in the first nine months of 2007 of approximately $5.9 million includes approximately $96,000 of purchases of property and equipment, approximately $400,000 to acquire the Riptide public shell in the March 2, 2007 merger transaction, approximately $4.7 million to acquire RSW and approximately $1.8 million to acquire RBS. A fee of $1 million was obtained from the sale of Information Intellect’s intellectual property in August of 2007.

Cash Flows From Financing Activities

Cash flows from financing activities during the first nine months of 2008 were approximately $607,000.  Proceeds from the pending issuance of preferred stock for the Related Party were $565,000 and net proceeds from short term notes payable were $50,000.  Approximately $7,000 of payments was made on capital leases.

Cash flows from financing activities during the nine months ended September 30, 2007 were approximately $11.3 million.  The Company received approximately $2.6 million net of cash transaction costs from the issuance of 2,800,000 of the Company’s Series A Shares, approximately $3.1 million net of cash transaction costs from the issuance of 3,600,000 of the Company’s Series B Shares, approximately $5.9 million for the issuance of senior notes payable net of transaction costs and the notes’ discount, approximately $74,000 from the conversion of warrants into common shares and $100,000 from short term borrowings. In addition, the Company repaid approximately $525,000 of notes payable and $8,000 of capital leases.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At September 30, 2008, we had cash and cash equivalents of approximately $1,068,000, negative working capital of approximately $14.9 million, a stockholders’ deficit of approximately $15 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three and nine months ended September 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at September 30, 2008, we are in technical default of our senior debt agreements and the subsequent waiver agreement.

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

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $365,000 of liabilities were settled in the second quarter of 2008 with funds provided by the Related Party. In addition, the Related Party provided the Company with $200,000 for operations. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company and paid $250,000 of the Company’s accounts payable.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the senior debt.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the senior debt to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company.

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

Contractual Obligations

A summary of the Company’s contractual obligations at September 30, 2008 is as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Notes Payable (1)	$12,935,147	$7,372,222	$5,562,925	$—	$—

Capital lease obligations	31,439	9,463	21,792	184	—

Operating lease obligations (2)	1,471,501	417,205	721,932	332,364	—

Purchase obligations	—	—	—	—	—

Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP:
Preferred stock dividends (3)	378,620	378,620	—	—	—
Totals	$14,816,707	$8,177,510	$6,306,649	$332,548	$—

(1) The face value of the Senior Notes is included in the Note Payable balance.

(2) The operating leases are for office space in Florida, and Texas and for computer equipment. The operating lease commitments for the office spaces reflect contractual and reasonably assured rent escalations under the lease arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The interest rate on our Senior Notes is prime rate plus 4 percentage points and therefore varies with changes in the prime rate. During the nine months ended September 30, 2008, the changes in the prime rates were

January 1, 2008	7.25%
January 22, 2008	6.50%
January 30, 2008	6.00%
March 18, 2008	5.25%
April 30, 2008	5.00%

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2008.  As a result, additional deductive procedures, primarily financial statement and account analysis, were performed by the Company’s controller and the Company’s accounting personnel, to assure that the preparation of the financial statements including the balance sheet, the results of operations, the statement of cash flow, and the statement of stockholders’ (deficit) equity and the notes thereto were presented in accordance with GAAP and the reporting requirements of the SEC.  No new material weaknesses were identified beyond those reported in the Registrant’s Annual Report on Form 10-KSB.  In addition, the material weaknesses, reported in the Registrant’s Annual Report on Form 10-KSB are being addressed and remediation actions are being developed.

Changes in internal controls.

We established a Disclosure Review Committee that includes the CEO, the controller, two senior managers from RSW and RBS, and our outside legal counsel to review SEC filings prior to release.  There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2008 and again on July 29, 2008, the parties in the Watson Litigation appeared before a U.S. Magistrate Judge in the U.S. District Court for the Southern District of New York for the purpose of mediating a global settlement of the Watson Litigation. A binding and enforceable settlement was reached but had not been consummated as of August 11, 2008. The settlement obligates Riptide to escrow the sum of $275,000 for certain tax liabilities that Watson is obligated to resolve. The settlement also requires Riptide to pay Watson the sum of $175,000 upon Watson’s performance of certain terms of the settlement, which terms had not been performed as of August 11, 2008. That is the extent of Riptide financial responsibilities to Watson. All Watson Litigation will be dismissed, with prejudice. Thereafter, a dispute arose between the parties about the proper interpretation of the settlement. Both parties filed motions and the matter is still pending before the Court. Due to the uncertainty about the consummation of the settlement, Riptide has not reduced the liabilities related to Watson as of September 30, 2008 which are approximately $1.2 million.

On or about June 4, 2008, Elizabeth Anne Conley filed a demand for arbitration before the American Arbitration Association (“AAA”) seeking damages in an unspecified amount for alleged breach of her employment agreement with Bravera, for alleged violations of South Carolina’s Wages Act, and for alleged Civil Rights Act violations. The matter has been set for trial in March 2009. The Company denies all claims and will vigorously defend the demand for arbitration.

On May 21, 2008, a lawsuit was filed against Riptide styled Mark Hulsizer and Jon Boaz (the “Plaintiffs) v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc. (the “Defendant”), in the 141st Judicial District of Tarrant County, Texas, Cause No. 141-230461-08, removed and restyled as Mark Hulsizer and Jon Boaz v. Riptide Worldwide, Inc. f/k/a Shea Development Corp. f/k/a Information Intellect, Inc., in the U.S. District Court for the Northern District of Texas, Fort Worth Division, Action No. 4:08-cv-408-4 (collectively, the “Litigation”) in which Plaintiffs allege, among other things, that Defendant breached Employment Agreement contracts entered into individually between each Plaintiff and Defendant. The Company denies the claims and has entered into settlement discussions with the Plaintiffs. On August 15, 2008, the Company reached a settlement with Mark Hulsizer and Jon Boaz. The settlement requires the Company to pay Mr. Hulsizer and Mr. Boaz one and one-half months of their former monthly salary and three months of health insurance over a three month period. As of September 30, 2008, one monthly payment was still due. As of October 31, 2008, all required payments were made to Mr. Hulsizer and Mr. Boaz.

In June 2008, Saama filed an Arbitration Action, Case No. 74117Y0058708VIAM (hereafter “Action”), with the American Arbitration Association in San Francisco, California seeking $988,441 against Riptide for breach of a certain Master Services Agreement dated March 2, 2007 by and between Saama and Riptide (formerly known as Shea Development Corp.) and Information Intellect, Inc. (a wholly owned Riptide subsidiary). On November 7, 2008, the Company entered into a Settlement Agreement with Saama. The Company agreed to pay Saama $1,075,980 in six equal monthly payments of $179,330 starting December 1, 2008.

On or about June 10, 2008, a lawsuit styled, Subhash Chander and Sarita Khatri v. Riptide Worldwide, Inc. f/k/a Shea Development Corp., Index No. 601741, was filed in the Supreme Court of the State of New York alleging breach of an agreement to purchase the plaintiffs’ stock in WOW Global Corporation, LLC. The plaintiffs seek $300,000 in damages for their transaction costs, plus attorney’s fees and expenses.  Riptide has filed an Answer denying any and all liability and contending that plaintiffs breached the agreement due to material adverse changes in the company’s financial performance. No trial date has been set, but Riptide will vigorously defend the lawsuit.

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

We have received a report from our independent registered public accounting firm for the year ended December 31, 2007 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern.  At September 30, 2008, we had cash and cash equivalents of approximately $1,068,000, negative working capital of approximately $15.6 million, a stockholders’ deficit of approximately $15.7 million and total liabilities exceeded total assets.  We have experienced recurring operating losses for the three and nine months ended September 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006.  In addition, at September 30, 2008, we are in technical default of our senior debt agreements and the subsequent waiver agreement.

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

In April 2008, we received a commitment from the Related Party to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  Approximately $365,000 of liabilities were settled in the second quarter of 2008 with funds provided by the Related Party. In addition, the Related Party provided the Company with $200,000 for operations. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company and paid $250,000 of the Company’s accounts payable.

As of April 18, 2008, we entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company.

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

For the year ended December 31, 2007, we derived approximately 37% of our revenues from commercial customers and 63% from federal, state and local government agencies.  Contracts with the US Army represents approximately 33% of our total 2007 revenue, contracts with Marriott Vacation International provided approximately 32% of our total 2007 revenue and a contract with the Federal Emergency Management Agency (“FEMA”) provided approximately 10% of our total revenue. Revenue derived from the FEMA contract is now classified as discontinued operations. The United States Army accounted for 66% and 56%, Marriott Vacation Club International accounted for 18% and 28% and two other customers accounted for 7% and 8% of total revenues for the three and nine months ended September 30, 2008, respectively.  All other customers accounted for less than 5% of revenue on an individual basis for the three and nine months ended September 30, 2008. The United States Army accounted for 38%, Marriott Vacation Club International accounted for 35%, Lockheed Martin accounted for 12% and no customer accounted for greater than 5% of total revenue for the three and nine months September 30, 2007.  Overall, the U.S. government related revenues accounted for 73% and 66% of the Company’s total revenues for the three and nine months ended September 30, 2008, respectively.  This concentration makes the Company vulnerable to a near-term negative impact, should the relationships be terminated or become uncollectible.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL CONTRACTING.

For the year ended December 31, 2007, approximately 63% our revenue was derived from customers in federal, state and local government agencies and 66% for the nine months ended September 30, 2008. These public sector customers are subject to budget cycles often dictated by politics, law or regulation. Government agencies present us with processes that are unique to these organizations including procurement, budgetary constraints and cycles, contract modifications, termination for convenience clauses and government audits.

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED OR DECIDE TO SEEK ADDITIONAL FINANCING TO FUND OPERATIONS.

We have experienced recurring operating losses in the three and nine months ended September 30, 2008 and the years ended the years ended December 31, 2007 and 2006 and as a growing technology business we continue to require new investment from existing and new sources of capital. The Company has access to sources of additional funds and during July 2007 raised approximately $10 million to fund the acquisitions of Bravera, Inc. and Riptide Software, Inc. Funds from new financings and the combined cash flows from Information Intellect and the newly acquired businesses is expected to provide sufficient cash balances to fund operations. In April 2008 we received a commitment from an entity controlled by our CEO to fund up to $15 million of cash for working capital purposes and to finance acquisitions; but as of November 15, 2008 only approximately $1,565,000 of funds had been received from this commitment.  There can be no assurance that due to continued operating losses or other factors outside of the Company’s control that the Company will continue to have access to sufficient capital resources to continue operations or to execute it strategy to acquire other companies.

WE ARE IN TECHNICAL DEFAULT OF THE DEBT COVENANTS OF OUR SENIOR NOTES THAT MAY ADVERSELY AFFECT OUR BUSINESS, REDUCE OUR CASH FLOW AND AFFECT THE VALUE OF OUR COMMON STOCK.

On July 13, 2007, we entered into agreements to issue (i) the “Senior Notes in the aggregate principal amount of $7,222,222, (ii) 12,797,500 shares of our Common Stock and (iii) warrants to purchase 3,500,000 shares of Common Stock in return for $6,500,000 of cash proceeds after a ten (10) percent debt discount but before transaction costs.  In addition, we have entered into Registration Rights Agreements with the holders of Senior Notes and the holders the Series A Shares and Series B Shares.  Each of the agreements contains covenants including the timing for the registration and rights to registered shares, limits on capital expenditures, subsequent borrowings, loans to third parties, investments, acquisitions and divestitures, and restrictions on the payment of cash dividends.  In addition, the Senior Notes have Leverage and Fixed Charge Coverage Ratios.  Additionally, the Senior Notes contain customary events of default including, nonpayment of principal or interest; the violation of a covenant; the occurrence of a material adverse change; the attachment of any portion of our assets; insolvency; material misrepresentations by us; and our default under any other loan agreement. Upon the occurrence of an event of default the applicable interest rate increases to 18% per annum and the debt would become immediately due and payable.

At September 30, 2008, we had not received notice of default but were in technical default of the covenants under the Senior Notes and the Registration Rights Agreements and the subsequent Waiver Agreement. The curing of the technical default is dependent upon the Company raising additional debt or equity funds to make the required payments under the Senior Notes.  In addition, we must also file a registration statement to register the shares under the Registration Rights agreements.  As a result of the technical defaults, the Company is subject to cash penalties of approximately $3 million at September 30, 2008.

As of April 18, 2008, the Company entered into a Waiver Agreement (the “Agreement”) with the holders of the Senior Notes.  The Agreement calls for the repayment of approximately $7.2 million face value of the notes payable plus interest payable of approximately $1.3 million in several installments to be fully paid on or before June 30, 2008 plus the issuance of warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  Upon final payment the Company expects that the Senior Notes and the covenant defaults under the Senor Notes will be fully satisfied and released.  As of September 30, 2008, payments have been made pursuant to the Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.

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

A SIGNIFICANT PORTION OF OUR STOCK IS CONTROLLED BY FOUR STOCKHOLDERS WHO COULD SELL SHARES AND SUBSTANTIALLY INFLUENCE THE PRICE OF OUR STOCK

As of September 15, 2008, the investment management groups, Centrecourt Asset Management, RENN Capital Group, Lewis Asset Management, and Bridgepointe Master Fund Ltd., through entities controlled by these management groups, own large blocks of Riptide Common Stock and our convertible securities including, Series A Preferred Stock, Series B Preferred Stock and common stock warrants.  Collectively these management groups beneficially own approximately 70% of the Riptide Common Stock.  Beneficial ownership is computed according to Rule 13d-3 of the Securities Exchange Act as of September 15, 2008.  Any sale by one or all of these stockholders, in large blocks of Riptide Common Stock or the conversion and sale of the shares of Riptide Common Stock underlying the convertible securities could depress our stock price or significantly increase the volatility of our stock price.  Further, any such large sale may result in a change in our control of the company.

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

In April 2008, the Company received a non-binding commitment from Matrix Holdings, LLC, an entity controlled by Riptide’s CEO (the “Related Party”) to fund the Company with up to $15 million of cash for the payment of debts, to finance the acquisitions and for working capital purposes.  We would be required to issue a new series of preferred stock in return for the invested funds.  As of September 30, 2008, approximately $365,000 of liabilities had been settled by funds provided by the Related Party and the Related Party provided the Company $200,000 for operations for which shares of stock are expected to be issued. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company and paid $250,000 of the Company’s accounts payable.  In addition, there can be no assurance that any additional funds may be invested by the Related Party beyond amounts already received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2008 the Registrant issued 911,290 unregistered shares of Common Stock in lieu of cash dividends to holders of Series B Shares.  No proceeds were received.

Item 3. Defaults Upon Senior Securities

The Registrant has not made any of the required principal or interest payments since January 1, 2008 to the holders of the Senior Notes and as a result the Registrant is in technical default of the terms of the Senior Notes.  Payments of principal and interest are due monthly beginning January 1, 2008.  Unpaid payments at March 31, 2008 were approximately $722,000 of principal payments and approximately $422,873 of interest payments.  On April 18, 2008, The Registrant entered into a Waiver Agreement with the holders of the Senior Note.  The Waiver Agreement calls for the repayment of approximately $7.2 million face value of the notes payable and interest payable of approximately $1,346,000 in several installments to be fully paid on or before June 30, 2008.  In addition, the Registrant will issue warrants to the holders of the Senior Notes to acquire 1,574,444 shares of Common Stock at an exercise price of $0.01 per share.  These warrants had a fair value of $391,318 which was recorded as interest expense in the second quarter of 2008.  Upon final payment the Company expects that the senior debt and the covenant defaults under the senior debt agreements will be fully satisfied and released.  No payments have been made under the Waiver Agreement.  The Company expects that the cash to make the payments under this agreement will come from the cash proceeds received from the future issuance of Series C Shares to the entity controlled by the Registrant’s CEO Related Party and/or other investors, however no assurances can be made that we will raise the cash necessary to make these payments or that the defaults will be waived as expected.  On July 31, 2008, the Company’s CEO met with the Senior Notes holders and they requested that the Company pay the Senior Notes holders $2 million on or before August 15, 2008. The Company was not able to make this payment. In October 2008, the Related Party paid the Senior Note holders $750,000 on the behalf of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

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

November 19, 2008	RIPTIDE WORLDWIDE, INC. Registrant

By: /s/ FRANCIS E. WILDE
Francis E. Wilde
Chairman, CEO and Chief Accounting Officer